Form 10QSB
period 1996-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1997-03-31
CIK 1020215

U.S. Securities and Exchange Commission

                      Washington, D.C.  20549

                             Form 10-KSB

(Mark One)

[ X ]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1996

[    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                   For the transition period from _____ to _____

                  Commission file number  333-09991

             Atlas-Energy for the Nineties-Public #5 Ltd.
            (Name of small business issuer in its charter)

               Pennsylvania                   25-1795703

   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

             311 Rouser Road, Moon Township, Pennsylvania  15108
             (Address of principal executive offices)   (Zip Code)

                 Issuer's telephone number (412) 262-2830
         Securities registered under Section 12(b) of the Exchange Act

            Title of each class     Name of each exchange on which
                                    registered

                    None                          None

Securities registered under Section 12(g) of the Exchange Act

                                 None
                           (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


    State issuer's revenues for its most recent fiscal year.   -0-

 State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes      X    No _____
--------------------------------------------------------------------------

PART I

Item 1.  Description of Business

 Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 26, 1996, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership offered a maximum of 800 Units. The Partnership had its initial and final closing on December 31, 1996, and was funded with subscriptions of 800 Units ($7,992,240 excluding accountable due diligence fees, sales commissions and marketing expenses of $902,833 reimbursed to registered broker-dealers) from 378 investors thus reaching its required minimum aggregate Capital Contributions of $1,000,000. Eight investors subscribed for 11.2 Units ($112,000) as Limited Partners and the remaining 370 investors subscribed for 788.8 Units ($7,880,240) as Investor General Partners. Also, on the closing, the Managing General Partner was credited with a total capital contribution of $1,592,068 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership. The Managing General Partner paid the organization and offering costs of the Partnership in the amount of $1,198,836. In addition, the Managing General Partner contributed 35.91 prospects to the Partnership at its cost of $3,600 per prospect (proportionately reduced to the extent less than 100% of the working interest is acquired) for a total credit of $129,276. Finally, under the Partnership Agreement the Managing General Partner paid 14% ($264,226) of the Partnership's tangible costs.

 The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

 The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in
commercially marketable quantities.   Because the initial and final
closing date was December 31, 1996, the Partnership did not conduct any drilling activities in 1996; however, the Partnership did prepay the drilling and operating agreement on December 31, 1996, in an amount equal to $6,391,298, in order to claim a 1996 deduction for intangible drilling and development costs of wells to be drilled in 1996. In this regard, on December 31, 1996, the Partnership, which has no employees, entered into the drilling and operating agreement with Atlas to drill 35.91 development wells to the Clinton/Medina geological formation. All of the prospects selected by Atlas for drilling are located in Mercer, Lawrence and Butler Counties, Pennsylvania. Atlas and its affiliates had sufficient leasehold inventory to provide all of the prospects to be developed by the Partnership. See "Description of Property".

 Under the drilling and operating agreement Atlas was responsible for drilling and completing (or plugging) the Partnership wells. All of the wells have been or will be drilled to depths sufficient to test thoroughly the Clinton/Medina formation. The Partnership paid its proportionate share of the cost of drilling and completing the Partnership's wells as follows: for each well, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by $37.39 per foot. The footage price included all ordinary costs of drilling, testing and completing such well and installing gathering lines and other necessary facilities for the production of natural gas, including the cost of a second completion and Frac where Atlas considered it justified.

 For the next twelve months management believes that the Partnership has adequate capital in order to develop its wells. The Partnership had sufficient capital resources from the closing to drill and develop approximately 35.91 net wells. No other wells will be drilled and therefore no additional funds will be required. The Partnership also anticipates that the payment of operation and maintenance costs will not begin until the Partnership wells begin to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription.

 With respect to operating and maintenance costs, the Partnership's commitments pursuant to the drilling and operating agreement are expected to be fulfilled through revenues generated from the sale of gas and oil. During producing operations Atlas, as operator, will receive a monthly well supervision fee of $275 (proportionately reduced to the extent less than 100% of the working interest was acquired) for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Partnership and to government agencies, and collecting and disbursing revenues. The well supervision fees do not include costs and expenses related to the production and sale of oil, purchase of equipment, materials or third party services, brine disposal, and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed.
As operator Atlas will charge the Partnership at cost for third party services and materials provided for each well which has been placed in operation, and a reasonable charge for services performed directly by Atlas or its affiliates. The drilling and operating agreement also gives the operator the right at any time after three years from the date a Partnership well has been placed into production to retain $200 per month to cover future plugging and abandonment of such well.

 Natural gas and any oil produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling, any producing wells. In recent years natural gas and oil prices have been volatile. The marketing of natural gas and oil production, if any, will be affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue, and the free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.

 The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles". The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.

 The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all of the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all of the gas sold to its customers is divided by the volume of all gas sold from the wells in the area.

 During 1996 Atlas received an average selling price of $2.29 per MCF for gas sold in the Mercer County area after deducting all expenses, including transportation expenses. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased.

 In the Mercer County area, Atlas estimates that a portion of the Partnership's gas will be transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas will be transported through Atlas' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 100 customers. Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all of the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Carbide Graphite will purchase approximately 20% of the Partnership's gas production through September, 1997, pursuant to a gas contract between Carbide Graphite and an affiliate of Atlas. Atlas does not believe that any other purchaser of the Partnership's gas production will account for 10% of the Partnership's gas sales revenues in 1997. See "Financial Statements".

 In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risks of the Partnership's gas production.
 To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee comprised of the President, General Counsel, Chief Financial Officer (chairperson) and Director of Marketing, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.

 Any crude oil produced from the wells will flow directly into storage tanks where it will be picked up by the oil company, a common carrier or pipeline companies acting for the oil company which is purchasing the crude oil. Crude oil usually does not present any transportation problem. Atlas anticipates selling any oil produced by the wells to Quaker State Oil Refining Company ("Quaker State") in spot sales. Atlas was receiving approximately $21.50 per barrel in December, 1996, from Quaker State for oil produced in the Mercer County area.

 There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all of its phases, including acquiring suitable properties for development and the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas.

 The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

 Oil and gas operations are regulated in Pennsylvania by the
Department of Environmental Resources, Division of Oil and Gas, which imposes a comprehensive statutory and regulatory scheme with respect to
oil and gas operations.   Among other things, such regulations involve
(a) new well permit and well registration requirements, procedures and fees, (b) minimum well spacing requirements, (c) restrictions on well locations and underground gas storage, (d) certain well site restoration, groundwater protection and safety measures, (e) landowner notification requirements, (f) certain bonding or other security
measures,   (g) various reporting requirements,  (h) well plugging
standards and procedures, and (i) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that such regulations will have a material adverse impact upon the operations of the Partnership, and the Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.

 The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of 1978 ("NEPA") the price of intrastate gas. However, price controls for natural gas production from new wells were deregulated on December 31, 1992, and such deregulated gas production may be sold at market prices determined by supply, demand, BTU content, pressure, location of the wells, and other factors.

 Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. FERC Order 636 which became effective May 18, 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services which should provide a benefit to the Partnership.

 The price of oil is not regulated and is subject only to supply, demand, competitive factors, the gravity of the crude oil, sulfur content differentials and other factors. The Partnership expects to sell only small quantities of oil, if any.

 From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry. Such proposals involve, among other things, the imposition of new taxes on natural gas and limiting the disposal of waste water from wells. At the present time, it is impossible to accurately predict what proposals, if any, will be enacted by Congress or the legislatures and agencies of various states and what effect any proposals which are enacted will have on the activities of the Partnership.

 Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs as a result of their effect on oil and gas exploration, development and production activities. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. Such liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions. Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Such enforcement liabilities can result from either government or citizen prosecution. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing such natural gas and oil. However, such laws and regulations are constantly being revised and changed, and the Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe such costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

Item 2.  Description of Property

 The Partnership was closed on December 31, 1996, and 35.91 prospects were designated by the Managing General Partner on that date. Based on drilling results, 9 prospects originally designated by Atlas to be drilled by the Partnership (Babyak, Byler #15, Doolin #1, Dye #2, Fletcher #2, Gott #4, Kelly #1, Kingerski #1 and McCurdy #1) were replaced with the following 9 prospects: Barber #2, Byler #11, Clark #5, Harris #3, Hostetler #3, Kingerski #2, McDowell #14, McEwen #1 and Reuberger #1. The Partnership will not acquire any additional prospects.

 For purposes of the Drilling Activity table and the Productive Wells table set forth below, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement. The Partnership owns 100% of the working interest in 35 wells and expects to own approximately 91% of the working interest in one well. See "Productive Wells," below. All of the wells are subject to a 12.5% landowner's royalty and have an 87.5% net revenue interest. Thirty-one of the wells are each situated on a prospect of approximately 50 acres and the prospect acreage for the remaining 5 wells ranges from approximately 18 acres to 65 acres.

Drilling Activity.   The following table sets forth the results from
July 26, 1996, (date of formation) to March 17, 1997, of the
Partnership's drilling activities. All of the wells in Mercer, Butler, and Lawrence Counties, Pennsylvania. Currently, 33 wells have been spudded, and no dry holes have been drilled.

                                     Development Wells
                                        Gross                   Net
                            Productive  Dry  Total    Productive  Dry  Total
Period Ended March 17, 1997     33       0     33         33       0     33
 The Partnership has not participated, and will not participate, in any exploratory wells.

Present Activities. As of March 17, 1997, 18 of the wells were in production, 11 of the wells were capable of production but not yet on line, 4 of the wells were spudded and were in the process of being drilled and completed and the drilling of the remaining 2.91 wells was expected to be commenced by March 30, 1997.

Productive Wells. The following table summarizes the Partnership's total gross and net interest in productive natural gas wells at March 17, 1997.

 Name of Well           State          County           Gross       Net
1.   Babcock #1       Pennsylvania     Mercer             1          1
2.   Barber #2        Pennsylvania     Mercer             1          1
3.   Black #2         Pennsylvania     Mercer             1          1
4.   Byler #11        Pennsylvania     Lawrence           1          1
5.   Byler #14        Pennsylvania     Lawrence           1          1
6.   Carrier #1       Pennsylvania     Mercer             1          1
7.   Clark #5         Pennsylvania     Mercer             1          1
8.   Coast #1         Pennsylvania     Butler             1          1
9.   Court #1         Pennsylvania     Mercer             1          1
10.  Dye #1           Pennsylvania     Mercer             1          1
11.  Hall #1          Pennsylvania     Mercer             1          1
12.  Hissom #1        Pennsylvania     Mercer             1          1
13.  Hostetler #3     Pennsylvania     Lawrence           1          1
14.  Kelly #2         Pennsylvania     Mercer             1          1
15.  Kingerski #2     Pennsylvania     Mercer             1          1
16.  Kloos #4         Pennsylvania     Mercer             1          1
17.  Kurtek #1        Pennsylvania     Mercer             1          1
18.  Kurtz #2         Pennsylvania     Lawrence           1          1
19.  McCullough #11   Pennsylvania     Mercer             1          1
20.  McDowell #11     Pennsylvania     Mercer             1          1
21.  McDowell #14     Pennsylvania     Mercer             1          1
22.  McEwen #1        Pennsylvania     Mercer             1          1
23.  Morley Unit #1   Pennsylvania     Mercer             1          1
24.  Myers #2         Pennsylvania     Butler             1          1
25.  Peterka #2       Pennsylvania     Mercer             1          1
26.  Rains #1         Pennsylvania     Mercer             1          1
27.  Reuberger #1     Pennsylvania     Mercer             1          1
28.  Sines #3         Pennsylvania     Mercer             1          1
29.  Steele #1        Pennsylvania     Mercer             1          1
30.  Tait #3          Pennsylvania     Mercer             1          1
31.  Vernam #1        Pennsylvania     Mercer             1          1
32.  Vogan #3         Pennsylvania     Mercer             1          1
33.  Winger #1        Pennsylvania     Mercer             1          1
                                                        -----      -----
                                           TOTAL         33        33.00

 The name of each well is the same as the name of the Prospect. The Partnership has begun selling production from 18 of the wells; however, revenues are not anticipated until June, 1997. The remaining wells should go on-line shortly. (See "Description of Business".) Although there has been production from 18 of the wells, no reserve estimate on such wells has been obtained from an independent petroleum engineer.

Item 3. Directors, Executive Officers and Significant Employees Responsibilities of Atlas. The Partnership has no employees and relies on Atlas as Managing General Partner of the Partnership. Atlas also serves as driller/operator of the wells. Atlas has complete and exclusive discretion and control over the operations and activities of the Partnership and will make all of the Partnership's decisions affecting the wells developed by the Partnership. Atlas will provide continuing review and analysis of all wells developed by the Partnership and will monitor all expenditures and commitments made on behalf of the Partnership. In addition, Atlas will perform administrative services relating to the funding and operation of the Partnership, Participant reporting, financial budgeting and recordkeeping.

 Business of Atlas. Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. Atlas and Atlas Energy are wholly owned subsidiaries of AIC, Inc., a corporation formed in July, 1995, which is a wholly owned subsidiary of The Atlas Group, Inc., ("Atlas Group") that was formerly known as AEG Holdings, Inc., a corporation which was also formed in July, 1995. As of December 31, 1996, Atlas and its affiliates operated approximately 1,172 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,611 natural gas wells, approximately 1,562 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

 Atlas and its affiliates employ a total of approximately ninety-nine persons, consisting of three geologists, five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

 The other subsidiaries of AIC, Inc. are:  (i) Atlas Gas Marketing,
Inc., a gas marketing company; (ii) Mercer Gas Gathering, Inc., a gas gathering company which gathers gas from wells in Mercer County, Pennsylvania, and delivers such gas directly to industrial end-users or to interstate pipelines and local distribution companies; (iii) Pennsylvania Industrial Energy, Inc., which sells natural gas to industrial end-users in Pennsylvania; (iv) Transatco, Inc., which owns a 50% interest in Topico which operates a pipeline in Ohio; (v) Atlas Energy Corporation, which serves as managing general partner of exploratory programs and driller and operator; and (vi) Anthem Securities, Inc., which is registering as a broker-dealer and becoming a member firm of the NASD. In addition, Atlas is the sole owner of ARD Investments, Inc., a corporation formed in July, 1995, and Atlas Energy is the sole owner of AED Investments, Inc., a corporation formed in July, 1995. Prior to July, 1995, all of the Atlas companies were wholly owned by Atlas Energy. The purpose of forming Atlas Group, AIC, Inc., ARD Investments, Inc. and AED Investments, Inc. was to achieve more efficient concentration of funds of the Atlas group of companies, thereby minimizing transaction costs and maximizing returns on investment vehicles.

 Atlas and its affiliates have constructed for their use over 600 miles of gas transmission lines and produce in excess of twelve billion cubic feet of natural gas annually from wells they operate. In addition, Atlas Gas Marketing, Inc. (an affiliate) purchases for resale an additional nine billion cubic feet of natural gas annually from third party producers locally and in the south/southwest United States which is marketed as described in "Description of Business."

                            ORGANIZATIONAL DIAGRAM

                            The Atlas Group, Inc.
                                     |
                                 AIC, Inc.
                                     |
-------------------------------------|
|
|--Atlas Resources, Inc. (Managin General Partner of Development Drilling
|  Programs, Driller and Operator in Pennsylvania)
|                                    |
|                              ARD Investments, Inc.
|
|--Mercer Gas Gathering, Inc. (Gas Gathering Company)
|
|--Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania
|  Industry)
|
|--Atlas Energy Corporation (Managing General Partner of Exploratory Drilling | Programs and Driller and Operator)
|
|--Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)
|
|--Atlas Gas Marketing, Inc. (Markets Natural Gas)
|
|--Anthem Securities Inc. (In the Process of Registering as a Broker-Dealer)
|
|--Atlas Energy Group, Inc. (Driller and Operator in Ohio)
                                   |
                          AED Investments, Inc.

 Directors, Executive Officers and Significant Employees of Atlas.
The executive officers, directors and significant employees of Atlas who are also officers, directors and significant employees of Atlas Group and Atlas Energy are as follows:

     Name           Age                Positions or Office

Charles T. Koval     63 Chairman of the Board and a Director
James R. O'Mara      53 President, Chief Executive Officer and a Director
Bruce M. Wolf        48 General Counsel, Secretary and a Director
James J. Kritzo      62 Vice President of the Land Department
Donald P. Wagner     55 Vice President of Operations
Frank P. Carolas     37 Vice President of Geology
Tony C. Banks        42 Vice President of Finance and Chief Financial Officer
Barbara J. Krasnicki 52 Vice President of Administration
Jacqueline B. Poloka 46 Controller
John A. Ranieri      37 Director of Gas Marketing
Joseph R. Sadowski   66 Director

 Charles T. Koval. Chairman of the Board and a director. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

 James R. O'Mara. President, chief executive officer and a director. Mr. O'Mara joined Atlas Energy in 1975. He is the President of Mercer
Gas Gathering, Inc.

 Bruce M. Wolf.   General Counsel, Secretary and a director.  Mr. Wolf
joined Atlas Energy in January, 1980. Mr. Wolf is the President of Atlas Gas Marketing, Inc., AIC, Inc., ARD Investments, Inc. and AED
Investments, Inc.

 James J. Kritzo. Vice President of the Land Department. Mr. Kritzo joined the Land Department of Atlas Energy in 1979.

 Donald P. Wagner. Vice President of Operations. Mr. Wagner joined Atlas Energy in 1979.

 Frank P. Carolas. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.

 Tony C. Banks. Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas in December, 1994. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

 Barbara J. Krasnicki.  Vice President of Administration, Ms.
Krasnicki has been with Atlas Energy since its inception in 1971.

 Jacqueline B. Poloka.  Controller.  Ms. Poloka joined Atlas Energy in
1980.

 John A. Ranieri. Director of Gas Marketing for Atlas Gas Marketing, Inc. Mr. Ranieri was promoted to Gas Procurement Manager of Columbia Gas of Pennsylvania in 1984 and remained with that organization until joining Atlas in July, 1990.

 Joseph R. Sadowski. A director. He co-founded Atlas Energy. Mr. Sadowski has served as a director of Dixon Ticonderoga since 1987.

Item 4.  Remuneration of Directors and Officers

 The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas (which has complete and exclusive discretion and control over the operations and activities of the Partnership) during Atlas' fiscal year ended July 31, 1996, to the three most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of Atlas:

Name of individual
 or identity of        Capacities in which                    Cash
 group (3)         remuneration was received(4)       Compensation (1)(2)

James R. O'Mara    President, Chief Executive Officer     $   305,300
                   and a Director
Charles T. Koval   Chairman of the Board                  $   296,500
                   and a Director
Bruce M. Wolf      General Counsel, Secretary             $   217,150
                   and a Director
Executive Officers                                        $ 1,383,530
as a Group
(8 persons)

(1) The amounts indicated were composed of salaries and all cash bonuses for services rendered to Atlas and its affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of such compensation was deferred.
(2) Atlas has an "ESOP" retirement plan, described below, and has a 401(K) plan which allowed employees to contribute the lesser of 15%
of their compensation or $9,500 for the calendar year 1996 or $9,240 for the calendar year 1995. Atlas contributed an amount equal to 50% and 30% of each employee's contribution for the calendar years July
31, 1996 and 1995, respectively.

(3) There were no stock options granted or exercised during the fiscal year ended July 31, 1996, to the above individuals.
(4) During the fiscal year ended July 31, 1996, each director was paid a director's fee of $12,000 for the year. There are no other arrangements for remuneration of directors.

Item 5. Security Ownership of Management and Certain Securityholders As of December 31, 1996, the Partnership had issued and outstanding
800 Units.   No officer or director of Atlas owns any Units, and no
partner beneficially owns more than 10% of the outstanding Units of the Partnership.

 Atlas Group owns 100% of the common stock of AIC, Inc. which owns
100% of the common stock of Atlas and Atlas Energy. The following table sets forth, as of December 31, 1996, information as to the beneficial ownership of common stock of Atlas Group by each person known to Atlas Group to own beneficially 5% or more of the outstanding common stock of Atlas Group, by directors and nominees, naming them individually, and by all directors and officers of Atlas Group as a group:

                            Shares of Common         Percent of Class

Charles T. Koval   . . . .      109,391                   26.445%
Joseph R. Sadowski   . .        109,142                   26.384%
James R. O'Mara   . . . .        95,164 (1)               23.005%
Bruce M. Wolf . . . . . . . .    44,710 (2)               10.808%
Directors and Officers as
 Group (9 persons)              377,654 (1)(2)            91.344%

(1) Includes 22,164 shares of Atlas Group issuable upon the exercise
of stock options held    by Mr. O'Mara.
(2) Includes 14,210 shares of Atlas Group issuable upon the exercise
of stock options held    by Mr. Wolf.


 Atlas Group has adopted Atlas Energy's existing Employee Stock Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Sadowski, to which it will contribute annually approximately 6% of annual compensation in the form of shares of Atlas Group. Atlas Group anticipates that it will contribute approximately 3,000 shares of its stock to the ESOP each year.

 Pursuant to agreements entered into between Atlas Group and its shareholders to accommodate the desire of Messrs. Sadowski and Koval to gradually liquidate a majority of their stock ownership in Atlas Group in preparation for their respective retirement from Atlas Group it is anticipated that by the year 2003 the stock ownership of Atlas Group by Messrs. Koval and Sadowski will be reduced through a series of stock redemptions to approximately 15% each; the stock ownership of certain of the remaining officers will be increased to approximately 60%, in the aggregate; and the stock ownership of the ESOP will be approximately 10%.
 The stock redemptions require Atlas Group to execute promissory notes, from time to time, in favor of Messrs. Koval and Sadowski, the first of which, in the original principal amount of $4,974,340 each, plus interest at 13.5% were executed by Atlas Energy and were assumed by Atlas Group. These promissory notes are totally subordinated to Atlas Group's obligations to banks, the ESOP and any and all other debts or obligations of Atlas Group, including its indemnification obligations and Atlas' drilling obligation to the Partnership. If Atlas Group defaults on a promissory note, Messrs. Koval and Sadowski are entitled to purchase up to approximately an additional 1,500,000 shares of Atlas Group to regain management control.

 Atlas views the transactions discussed above as a natural transition which will have no adverse effect on the operations or activities of Atlas or the Partnership. In 1990, Messrs. Koval and Sadowski entered into five year employment agreements with Atlas Energy which agreements have been transferred to Atlas Group, renewable for an additional five year term and on an annual basis after the first ten years. In this regard, Mr. Sadowski retired other than as a director in 1996. The terms and provisions of the employment agreement with Mr. Koval are subject to negotiation at the time of each renewal and currently such agreement does not provide for any severance payments. Also, during the terms of the promissory notes Messrs. Koval and Sadowski have the right to serve as directors of Atlas Group and as one of the two trustees of the ESOP.

 On November 8, 1990, Atlas Energy entered into a Stock Option
Agreement which established a management employee stock option plan to provide incentive compensation for certain of its key employees to acquire up to 47,578 shares of common stock of Atlas Energy. Pursuant to the plan, Messrs. O'Mara and Wolf were granted stock options for 22,164 and 14,210 shares, respectively. The options are 100% vested with an option price of $1.00 per share and may be exercised when the promissory notes to Messrs. Koval and Sadowski have been satisfied and will terminate on August 15, 2012. The issuance of future options will be determined at a later date. On November 14, 1990, Atlas Energy granted 92,098 shares of restricted common stock to certain management investors of the company, which was valued at the time by Atlas Energy at $2,695,708. The restrictions lapsed with respect to 25% of the shares on November 14, 1990, 1991, 1992 and 1993. The Stock Option Agreement and the outstanding stock options have been converted from Atlas Energy to Atlas Group. The shareholders are also subject to a Shareholders Agreement which provides, among other things, that such shareholders may not transfer their shares in Atlas Group unless the shares have first been offered to Atlas Group and the other shareholders.

Item 6.  Interest of Management and Others in Certain Transactions

 Oil and Gas Revenues. The Managing General Partner was allocated 25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership
Subscription, 14% of tangible costs and contributing all leases to the Partnership.

 Leases. The Managing General Partner contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 36 undeveloped prospects to the Partnership to drill approximately 35.91 net wells. With respect to the prospects contributed for these wells, Atlas received a credit in the amount of $129,276.

 Administrative Costs.  The Managing General Partner and its
affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, proportionately reduced if
less than 100% of the working interest in a well is acquired.   With
respect to the net wells, Atlas will receive $32,319 for the Partnership's first twelve months of operations.

 Direct Costs. The Managing General Partner and its affiliates will be reimbursed for all direct costs expended on behalf of the Partnership.

 Drilling Contracts.  On December 31, 1996, the Partnership entered into a drilling contract with Atlas to drill and complete 35.91 net wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $37.39 per foot to the depth of the well at its deepest penetration, proportionately reduced if less than
100% of the working interest in a well is acquired.   With respect to the
net wells the total amount received by Atlas was $8,256,466.
Per Well Charges. As the wells commence production Atlas, as operator, will be reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells, Atlas will receive $118,503 for the Partnership's first twelve months of operations. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well.

 As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

 Transportation and Marketing Fees. The Partnership will pay a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

 Other Compensation. Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates.

 The following discussion relates solely to certain relationships and related transactions with respect to Atlas and does not relate to the Partnership. The following discussion has been included because Atlas has been granted by the Partnership Agreement and the drilling and operating agreement the exclusive right, power and authority to control the operations and activities of the Partnership.

 Atlas, its officers, directors and affiliates have in the past invested, and may in the future invest, as participants in oil and gas programs sponsored by Atlas on the same terms as unrelated investors. Atlas, its officers, directors and affiliates have also participated in the past, and may in the future participate, as working interest owners in wells in which Atlas or its oil and gas programs have an interest. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors and Atlas Group has loaned to its officers and directors amounts in excess of $60,000 from time to time as necessary for participation in such wells.  Prior to
1996, such loans were either non-interest bearing or accrued interest at variable rates, but since 1995 all new loans for such purpose are required to bear interest.  Currently no such loans are outstanding.
---------------------------------------------------------------------------
 PART II

Item 7.  Market for Registrant's Common Equity and Related Stockholder
Matters

Market Information.    There is no established public trading market
for the Investor General Partner interests or the Limited Partner interests and it is not anticipated that such a market will develop. The Partnership interests may be transferred only in accordance with the provisions of Article 6 of the Partnership Agreement. The principal restrictions on transferability are as follows:
(1) no transfer may be made which would result in materially adverse
tax consequences to the    Partnership or the violation of federal or
state securities laws; and
(2) the consent of the Managing General Partner is required.
An assignee may become a substituted Limited Partner or Investor
General Partner only upon meeting certain further conditions, which include:
(1) the assignor gives the assignee such right;
(2) the Managing General Partner consents to such substitution, which
consent shall be in the    Managing General Partner's absolute
discretion;
(3) the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and
(4) the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all terms and provisions of the Partnership Agreement.

A substitute Limited Partner or Investor General Partner is entitled to all rights attributable to full ownership of the assigned Units, including the right to vote.

 Holders.     As of December 31, 1996, there were 378 investors.

 Dividends.   It is not anticipated that the Managing General Partner
will distribute revenues from the sale of production until June, 1997. Thereafter, the Managing General Partner will review the accounts of the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership. In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of such revenues and costs shall be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account.

Item 8.  Legal Proceedings
             None.
Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure
             None.
Item 10.  Submission of Matters to a Vote of Securities Holders
             None.
Item 11.  Compliance with Section 16(a) of the Exchange Act
        There are no equity securities registered pursuant to Section 12 of the Exchange Act.
Item 12.  Reports on Form 8-K
        The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
---------------------------------------------------------------------------
                                 PART F/S
Item 13.  Financial Statements

        The Partnership's Financial Statements for the last fiscal year, together with the opinion of the accountants thereon, are on pages 17 through 21 hereof.
--------------------------------------------------------------------------
                                 PART III
Item 14.  Exhibits
         (a) Exhibits
                         See Below
--------------------------------------------------------------------------

                              EXHIBIT INDEX


                    Description                                   Location

4(a)  Certificate of Limited Partnership for          Certificate as filed
Atlas-Energy for the Nineties-Public #5 Ltd.          with the Secretary of
                                                      the Commonwealth of
                                                      Pennsylvania, effective
                                                      July, 26 1996.

4(b) Amended and Restated Certificate and Agreement See attached File of Limited Partnership for Atlas-Energy for the Nineties-Public #5 Ltd. dated December 31, 1996

10(a)  Drilling and Operating Agreement with exhibit  See attached File

23(a)  Consent of McLaughlin & Courson                See attached File


--------------------------------------------------------------------------

 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #5 Ltd.

By:  (Signature and Title):  Atlas Resources, Inc., Managing General
                             Partner

                    By   (Signature and Title):

                    /s/James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March 27, 1997


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):

                         /s/Charles T. Koval, Chairman of the Board and a
                            Director
Date:  March 27, 1997


By  (Signature and Title):

                    /s/James R. O'Mara, President, Chief Executive Officer
                        and a Director
Date:  March 27, 1997


By  (Signature and Title):

                  /s/Bruce M. Wolf, General Counsel, Secretary and a
                     Director
Date:  March 27, 1997


By  (Signature and Title):

                 /s/Tony C. Banks, Vice President of Finance and Chief
                    Financial Officer
Date:  March 27, 1997


 Supplemental information to be Furnished
 With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

--------------------------------------------------------------------------
 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #5 Ltd.

By:  (Signature and Title):  Atlas Resources, Inc., Managing General
Partner

By   (Signature and Title): /s/ James R. O'Mara

                           James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March 27, 1997


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title): /s/ Charles T. Koval

                           Charles T. Koval, Chairman of the Board and a
                           Director
Date:  March 27, 1997


By  (Signature and Title): /s/ James R. O'Mara

                          James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March 27, 1997


By  (Signature and Title): /s/ Bruce M. Wolf

                              Bruce M. Wolf, General Counsel, Secretary and a Director
Date:  March 27, 1997


By  (Signature and Title): /s/ Tony  C. Banks

                            Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date:  March 27, 1997


 Supplemental information to be Furnished
 With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.


============================================================================
Page 17 - 21 Financial Information

                       	AUDITED FINANCIAL STATEMENTS

               	ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
                    	A PENNSYLVANIA LIMITED PARTNERSHIP

           	JULY 26, 1996 (DATE OF FORMATION) TO DECEMBER 31, 1996

-----------------------------------------------------------------------------

                        	INDEPENDENT AUDITORS' REPORT




To the Partners
Atlas-Energy for the Nineties-Public #5 Ltd.
A Pennsylvania Limited Partnership

	We have audited the accompanying balance sheet of Atlas-Energy for the Nineties-Public #5 Ltd., A Pennsylvania Limited Partnership as of December 31, 1996 and the related statements of income and changes in partners' capital accounts and cash flows for the period July 26, 1996 (date of formation) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-
Energy for the Nineties-Public #5 Ltd., A Pennsylvania Limited
Partnership as of December 31, 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the period
July 26, 1996 (date of formation) to December 31, 1996 in conformity with generally accepted accounting principles.


                                   /s/McLaughlin & Courson

                                      McLaughlin & Courson


Pittsburgh, Pennsylvania
February 11, 1997

----------------------------------------------------------------------------


             	ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
                   	A PENNSYLVANIA LIMITED PARTNERSHIP

                               	BALANCE SHEET

                                                       	DECEMBER 31, 1996


	ASSETS

Cash		$                                                    21,639
Oil and gas well drilling contracts and leases         	8,385,742
Organizational and syndication costs                  	 1,198,836

                                                     		$9,606,217


	LIABILITIES AND PARTNERS' CAPITAL

Partners' capital                                     	$9,606,217



      	STATEMENT OF INCOME AND CHANGES IN PARTNERS' CAPITAL ACCOUNTS

       	FROM JULY 26, 1996 (DATE OF FORMATION) TO DECEMBER 31, 1996

                                     	   	 MANAGING
                                    		     GENERAL	    OTHER
                                         		PARTNER    	PARTNERS	     TOTAL
REVENUE

	Interest income                    	  $       -0-   	$   21,639 	$   21,639

PARTNERS' CAPITAL CONTRIBUTIONS

	Cash                                         	-0-    	7,992,240  	7,992,240
	Organizational and syndications costs    	1,198,836      	-0-    	1,198,836
	Tangible costs	                             264,226      	-0-      	264,226
	Leasehold costs	                            129,276 	     -0-   	   129,276

  PARTNERS' CAPITAL AT END OF YEAR	       $1,592,338 	$8,013,879 	$9,606,217

See notes to financial statements

=-------------------------------------------------------------------------=
                          	STATEMENT OF CASH FLOWS

                 	ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
	                     A PENNSYLVANIA LIMITED PARTNERSHIP

      	FROM JULY 26, 1996 (DATE OF FORMATION) to DECEMBER 31, 1996

	Increase (Decrease) In Cash)


Cash flows from operating activities:
	Interest                                                 	$     21,639

Cash flows used in investing activities:
	Oil and gas well drilling contracts                        	(7,992,240)

Cash flows from financing activities:
	Partners' capital contributions	                             7,992,240

Cash at December 31, 1996                                  	$    21,639

	Supplemental cash flow information:

		Assets contributed by Managing General Partner:
			Tangible costs                                           	$  264,226
			Organizational and syndication costs                      	1,198,836
			Lease costs	                                                 129,276

                                                         				$1,592,338

See notes to financial statements
----------------------------------------------------------------------------
                           	NOTES TO FINANCIAL STATEMENT
                    ORGANIZATION AND DESCRIPTION OF BUSINESS
	Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership"), is a Pennsylvania limited partnership which includes Atlas Resources, Inc. ("Atlas"), of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 378 other investors as either Limited Partners or Investor General Partners. The Partnership was funded to drill and operate gas wells located primarily in Mercer County, Pennsylvania.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	Financial statements are prepared in accordance with generally accepted accounting principles.

	The Partnership proposes to use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.

	Capitalized costs are to be expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

FEDERAL INCOME TAXES
	The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability. Many provisions of the federal income tax laws are complex and subject to various interpretations.

PARTICIPATION IN REVENUES AND COSTS
	Atlas and the other partners will generally participate in revenues and costs in the following manner:
                                                  		        		OTHER
		                                                     	ATLAS	PARTNERS
		Organization and offering costs                      	100   %	0   %
		Lease costs                                          	100   %	0   %
		Revenues                                              	25   %	75  %
		Direct operating costs	                                25   %	75  %
		Intangible drilling costs	                             0    %	100 %
		Tangible costs                                        	14   %	86  %
		Tax deductions: Intangible drilling
  and development costs                                  	0   %	100 %
			                Depreciation                         	14   %	86  %
			                Depletion allowances	                 25   %	75  %

TRANSACTIONS WITH ATLAS AND ITS AFFILIATES
	The Partnership has entered into the following significant transactions with Atlas and its affiliates.

		Drilling contracts to drill and complete Partnership wells at an anticipated cost of $37.39 per foot on completed wells.

		Administrative costs at $75 per well per month

		Well supervision fees initially of $275 per well per month plus the cost of third party materials and services

		Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF

PURCHASE COMMITMENT

	Subject to certain conditions, investor partners may present their interests beginning in 2000 for purchase by Atlas. Atlas is not obligated to purchase more than 10% of the units in any calendar year.

SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

	Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least
10% of their agreed subscriptions of $8,000,000 determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the Participants.

INDEMNIFICATION

	In order to limit the potential liability of the investor general partners, Atlas and AEG Holdings, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.