Form 10KSB/A
period 1996-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1997-04-25
CIK 1020215

U.S.  Securities  and  Exchange  Commission



                                                                              Washington, D.C.  20549
AMENDED
                                                                FORM 10-KSB
(Mark One)

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

  None
  (Title of Class)


     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                          ----
No  _____

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

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes            X          No  _____
     -----------

                1996 FISCAL YEAR ANNUAL REPORT TO PARTICIPANTS
                IN ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
          PURSUANT TO SECTION 4.03(B)(1) OF THE PARTNERSHIP AGREEMENT


(A) Audited financial statements of the Partnership for the fiscal year ending December
     31,  1996,  are  included  in  this  report.


(B) The Partnership prepaid the drilling and operating agreement with Atlas Resources,
     Inc. ("Atlas") on December 31, 1996 in an amount equal to $6,391,298, in order to claim a 1996 deduction for intangible drilling and development cost of wells to be drilled in 1997. No other fees or compensation were paid to Atlas in 1996 and Atlas did not receive  any  reimbursement  for  Administrative  Costs  in  1996.


(C) The following table describes the Partnership's thirty-six prospects set forth in the
     Drilling  and  Operating  Agreement  on  December  31,  1996.




                                                            Net
                                                          Approx.      Approx.       Working  Revenue
Prospect                                                   Cost        Location       Acres   Interest  Interest
--------------------------------------------------------  -------  ----------------  -------  --------  ---------

Andrews #1                                                  3,600  Mercer County,    PA          18.55       100%  84.375%
Babcock #1                                                  3,600  Mercer County,    PA          50.00       100%   87.50%
Barber #2                                                   3,600  Mercer County,    PA          50.00       100%   87.50%
Black #2                                                    3,600  Mercer County,    PA          38.00       100%   87.50%
Byler #11                                                   3,600  Lawrence County,  PA          50.00       100%   87.50%
Byler #14                                                   3,600  Lawrence County,  PA          50.00       100%   87.50%
Carrier #1                                                  3,600  Mercer County,    PA          50.00       100%   87.50%
Clark #5                                                    3,600  Mercer County,    PA          50.00       100%   87.50%
Coast #1                                                    3,600  Butler County,    PA          50.00       100%   87.50%
Court #1                                                    3,600  Mercer County,    PA          50.00       100%   87.50%
Donley #1                                                   3,600  Mercer County,    PA          50.00        91%   87.50%
Dye #1                                                      3,600  Mercer County,    PA          50.00       100%   87.50%
Hall #1                                                     3,600  Mercer County,    PA          50.00       100%   87.50%
Harris #3                                                   3,600  Lawrence County,  PA          50.00       100%   87.50%
Hissom #1                                                   3,600  Mercer County,    PA          50.00       100%   87.50%
Hostetler #3                                                3,600  Lawrence County,  PA          50.00       100%   87.50%
Kelly #2                                                    3,600  Mercer County,    PA          50.00       100%   87.50%
Kingerski  #2                                               3,600  Mercer County,    PA          50.00       100%   87.50%
Kloos #4                                                    3,600  Mercer County,    PA          50.00       100%   87.50%
Kurtek #1                                                   3,600  Mercer County,    PA          50.00       100%   87.50%
Kurtz #2                                                    3,600  Lawrence County,  PA          65.00       100%   87.50%
McCullough #11                                              3,600  Mercer County,    PA          50.00       100%   87.50%
McDowell #11                                                3,600  Mercer County,    PA          50.00       100%   87.50%
McDowell #14                                                3,600  Mercer County,    PA          50.00       100%   87.50%
McEwen #1                                                   3,600  Mercer County,    PA          50.00       100%   87.50%
Morley Unit #1                                              3,600  Mercer County,    PA          50.00       100%   87.50%
Myers #2                                                    3,600  Butler County,    PA          50.00       100%   87.50%
Peterka #2                                                  3,600  Mercer County,    PA          50.00       100%   87.50%
Rains #1                                                    3,600  Mercer County,    PA          35.00       100%   87.50%
Reuberger #1                                                3,600  Mercer County,    PA          50.00       100%   87.50%
Sines #3                                                    3,600  Mercer County,    PA          50.00       100%   87.50%
Steele #1                                                   3,600  Mercer County,    PA          50.00       100%   87.50%
Tait #3                                                     3,600  Mercer County,    PA          50.00       100%   87.50%
Verman #1                                                   3,600  Mercer County,    PA          50.00       100%   87.50%
Vogan #3                                                    3,600  Mercer County,    PA          50.00       100%   87.50%
Winger #1                                                   3,600  Mercer County,    PA          46.80       100%   87.50%

(1) 3.125% Overriding Royalty Interest to a third party.


(D)  The  Partnership  had  its  initial  and  final  closing  on  December  31,  1996,  and  was  funded  with
     subscriptions  of  $7,992,240  from  investors.    Also,  on  the  closing,  Atlas,  as  Managing  General
     Partner,  was  credited  with  a  capital  contribution  of  $1,592,068  because  of  certain  expenditures it  made  on  behalf  of  the  Partnership  and  certain  prospects  it  contributed  to  the  Partnership.
     The  Partnership  had  no  revenues  in  1996.    The  following  schedule  reflects  the  payment  of
     Partnership  costs  in  1996.




                       Payment of Partnership Costs and
          Reconciliation with Article V of the Partnership Agreement
          ----------------------------------------------------------



                                  Atlas      Participants    Total
                               ------------  ------------
                               Partnership
                                    %           Amount         %        Amount      Costs
                               ------------  ------------  ----------  ---------  ---------
Organization & Offering Costs          100%     1,198,836        -0-         -0-  1,198,836
Lease Costs                            100%       129,276        -0-         -0-    129,276
Operating Costs                         25%           -0-         75%        -0-          -
Tangible Drilling Costs                 14%       264,226         86%  1,600,942  1,865,168
Intangible Drilling Costs              -0-            -0-        100%  6,391,298  6,391,298
                               ------------  ------------  ----------  ---------  ---------
                                 1,592,338      7,992,240  9,584,578


(E)  A  quarterly  cash  receipts  and  disbursements  statement will be provided after the
Partnership
     commences  its  operational  phase.


DATED:      APRIL  23,  1997



  AUDITED FINANCIAL STATEMENTS
--------------------------------------------------------
  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
--------------------------------------------------------
  A PENNSYLVANIA LIMITED PARTNERSHIP
--------------------------------------------------------

  JULY 26, 1996 (DATE OF FORMATION) TO DECEMBER 31, 1996
--------------------------------------------------------
  INDEPENDENT AUDITORS' REPORT

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for the Nineties-Public #5 Ltd., A Pennsylvania Limited Partnership as of December 31, 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the period July 26, 1996 (date of formation) to December 31, 1996 in conformity with generally accepted accounting principles.


Pittsburgh,  Pennsylvania
February  11,  1997


  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
  A PENNSYLVANIA LIMITED PARTNERSHIP

  BALANCE SHEET
----------------------------------------------

  DECEMBER 31, 1996






                                                  ASSETS
                                                ----------

Cash                                            $   21,639
Oil and gas well drilling contracts and leases   8,385,742
Organizational and syndication costs             1,198,836
                                                ----------

                                                $9,606,217
                                                ==========





                   LIABILITIES AND PARTNERS' CAPITAL
                   ----------------------------------

Partners' capital  $                        9,606,217
                   ==================================
See notes to financial statements


  NOTES TO FINANCIAL STATEMENT
---------------------------------------------------
ORGANIZATION AND DESCRIPTION OF BUSINESS
---------------------------------------------------

     Atlas-Energy for the Nineties-Public 5 Ltd. (the "Partnership"), is a Pennsylvania limited partnership which includes Atlas Resources, Inc. ("Atlas"), of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 378 other investors as either Limited Partners or Investor General Partners. The Partnership was funded to drill and operate gas wells located primarily in Mercer County, Pennsylvania.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------
     Financial statements are prepared in accordance with generally accepted accounting principles.
     The Partnership proposes to use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.
     Capitalized costs are to be expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

FEDERAL  INCOME  TAXES
----------------------
     The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability. Many provisions of the federal income tax laws are complex and subject to various interpretations.

PARTICIPATION  IN  REVENUES  AND  COSTS
---------------------------------------






    Organization and offering costs
    Lease costs
    Revenues
    Direct operating costs
    Intangible drilling costs
    Tangible costs
    Tax deductions: Intangible drilling and development costs
                      Depreciation
                      Depletion allowances

TRANSACTIONS WITH ATLAS AND ITS AFFILIATES
-----------------------------------------------------------------------
  The Partnership has entered into the following significant transactions with Atlas and its affiliates.

    Drilling contracts to drill and complete Partnership wells at an anticipated cost of $37.39 per foot on completed wells.
    Administrative costs at $75 per well per month
    Well supervision fees initially of $275 per well per month plus the cost of third party materials and services
    Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF
PURCHASE COMMITMENT
---------------------------------------------------------------
 Atlas and the other partners will generally participate in revenues and costs in the following manner:
                         OTHER
                                                                                                                     ATLAS
                                          PARTNERS
          ------------------------  ---------
                                                                                                                                  <
c>
    Organization and offering costs                                                          100   %      0   %
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

TRANSACTIONS WITH ATLAS AND ITS AFFILIATES
--------------------------------------------------------------

  The Partnership has entered into the following significant transactions with Atlas and its affiliates.

    Drilling contracts to drill and complete Partnership wells at an anticipated cost of $37.39 per foot on completed wells.
    Administrative costs at $75 per well per month
    Well supervision fees initially of $275 per well per month plus the cost of third party materials and services
    Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF
PURCHASE COMMITMENT
-

     Subject to certain conditions, investor partners may present their interests beginning in 2000 for purchase by Atlas. Atlas is not obligated to purchase more than 10% of the units in any calendar year. SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE
---------------------------------------------------------------
     Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions of $8,000,000 determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the Participants.
INDEMNIFICATION
---------------
     In order to limit the potential liability of the investor general partners, Atlas and AEG Holdings, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share  of  Partnership  assets.
     SIGNATURES
     ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy  for  the  Nineties-Public  #5  Ltd.



By:  (Signature and Title):                          Atlas Resources, Inc.,
Managing General Partner

By   (Signature and Title):                                                      /s/ James R. O'Mara
                                               -------------------------
James R. O'Mara, President, Chief Executive Officer
and a Director
Date:  April 24, 1997

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date:    April  24,  1997


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date:    April  24,  1997


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date:    April  24,  1997


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:    April  24,  1997