Form 10QSB
period 1997-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1997-05-30
CIK 1020215

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997

       [   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________  to  __________

                      Commission file number 333-09991

                Atlas-Energy for the Nineties-Public #5 Ltd.
               (Name of small business issuer in its charter)

       Pennsylvania                          25-1795703
(State or other jurisdiction of       ( I.R.S. Employer identification No.)
incorporated or organization)


           311 Rouser Road, Moon Township, Pennsylvania  15108
          (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone (412) 262-2830

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X     No
Transitional Small Business Disclosure Format (check one):
                             Yes   X     No
-----------------------------------------------------------------------------

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #5Ltd. (the "Partnership") for the period January 1, 1997 to March 31, 1997

Item 2.  Description of Business

The Partnership has drilled and completed approximately 35.5 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania.
As of March 31, 1997 , 27 net wells are in production. The first quarterly distribution will be on June 9, 1997 for natural gas production during January,
 February and March 1997.

Net Production revenue was $ 102,997 which includes pumpers fees of $275.00 per month per well Expenses for this period include $75.00 per month per well for administrative costs.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

                                  PART II

Item 1.  Legal Proceeding
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                              March 31,1997

ASSETS

                                             March 31, December 31, Increase
CURRENT ASSETS                                 1997        1996    (Decrease)

     Cash                                       5,264      21,639     (16,375)

     Accounts receivables                      97,623           0      97,623
     Oil and Gas drilling contracts/leases  8,304,367   8,385,742     (81,375)
     Organizational/Syndication Costs       1,187,202   1,198,836     (11,634)

                                           ----------------------------------
 TOTAL CURRENT ASSETS                       9,594,456   9,606,217     (11,761)


LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                          14,069           0      14,069
     Partners' Capital                      9,580,387   9,606,217     (25,830)
                                           ----------------------------------
                                               94,456   9,606,217     (11,761)


-------------------------------------------------------------------------------

                       STATEMENT OF INCOME - (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                    A PENNSYLVANIA LIMITED PARTNERSHIP

                      For the three ended March 31, 1997

REVENUE
-------

      Natural gas sales                                            $134,445
      Less direct operating costs:
          Royalty Interest                                           16,771
          Other                                                      14,677
                                                                   --------
                                                                     31,448
                                                                   --------
      Net Production Revenues                                       102,997

      Interest Income                                                   140
                                                                   --------
               Total Revenue                                        103,137

EXPENSES
--------
     Depletion and depreciation of oil and gas wells and leases      81,375
     Amortization of organizational and syndication costs            11,634
     General and administrative fees                                  3,075
     Professional fees                                                7,446
     Other                                                            3,798
                                                                   --------
             Total Expenses                                      $  107,328
                                                                   --------

             NET LOSS                                               ($4,191)
                                                                   ========



------------------------------------------------------------------------------
                        STATEMENT OF CASH FLOWS - (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP

                   For the three months ended March 31, 1997


                         Increase (Decrease) in Cash

Cash flows from operating activities
     Net Loss                                                     ($4,191)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depletion and depreciation                               81,375
          Amortization                                             11,634
          Increase in accounts receivable                         (97,623)
          Increase in accounts payable                             14,069
                                                                ----------
Cash provided by operating activities                               5,264

Cash flows used in financing activities:
     Distributions to Partners                                    (21,639)
                                                                ----------

Net Increase in Cash                                              (16,375)

Cash at beginning of period                                        21,639

Cash as March 31, 1997                                             $5,264
                                                                ==========



      STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the three months March 31, 1997



                                 MANAGING
                                 GENERAL         OTHER
                                 PARTNER         PARTNERS            TOTAL
                          --------------------------------------------------
BALANCE AT JANUARY 1, 1997       $1,592,338      $8,013,879   $9,606,217

Participation in revenue and expenses:

      Natural gas sales              25,749          77,248      102,997
      Interest                           35             105          140
      Depletion and depreciation     (3,788)        (77,587)     (81,375)
      Amortization                  (11,634)              0      (11,634)
      Other costs                    (3,580)        (10,739)     (14,319)
                                  ------------------------------------------
Net income (loss)                     6,782         (10,973)      (4,191)

Distributions                             0         (21,639)     (21,639)
                                  ------------------------------------------
BALANCE AT MARCH 31, 1997        $1,599,120       $7,981,267   $9,580,387
                                  ==========================================
-----------------------------------------------------------------------------

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                           March 31, 1997

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1997 for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, all adjustments
(consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.      SIGNIFICANT ACCOUNTING POLICIES

The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties, drill and equip wells and organizational and syndication costs are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income.

Capitalized costs of oil and gas wells, leases and organization and syndication costs are depreciated, depleted and amortized by the unit of production method.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Atlas-Energy for the Nineties--Public #5 Ltd.

By   (Signature and Title):                     Atlas Resources, Inc.,
                                                Managing General Partner

By   (Signature and Title):                  /s/ James R. O'Mara
                                                 James R. O'Mara
                         President, Chief Executive Officer and a Director

Date:   March 31, 1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1997

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   March 31, 1997

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas-Energy for the Nineties--Public #5 Ltd.

By   (Signature and Title):     Atlas Resources, Inc., Managing General
                                Partner

By   (Signature and Title):     /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):      /s/ James R. O'Mara
                                    James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   March 31, 1997

By (Signature and Title):       /s/  Tony  C. Banks
                                     Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   March 31, 1997