Form 10QSB
period 1997-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1997-11-12
CIK 1020215

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #5Ltd. (the "Partnership") for the period April 1, 1997 to September 30, 1997

Item 2.  Description of Business

The Partnership has drilled and completed approximately 35.91 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of June 30, 1997 , all 35.91 net wells were in production. The first quarterly distribution was on June 9, 1997 for natural gas production during January, February and March 1997.

Net Production revenue was $347,232 which includes pumpers fees of $275.00 per month per well Expenses for this period include $75.00 per month per well for administrative costs.

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

-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                              September 30, 1997

ASSETS

                                             Sept 30, December 31, Increase
CURRENT ASSETS                                 1997        1996    (Decrease)

     Cash                                       9,446      21,639    (12,193)

     Accounts receivables                     347,232           0    347,232
     Oil and Gas drilling contracts/leases  7,832,781   8,385,742   (552,961)
     Organizational/Syndication Costs       1,115,281   1,198,836    (83,555)

                                           ----------------------------------
 TOTAL CURRENT ASSETS                       9,304,740   9,606,217   (301,477)


LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                          15,195           0     15,195
     Partners' Capital                      9,289,545   9,606,217   (316,672)
                                           ----------------------------------
                                            9,304,740   9,606,217   (301,477)


-------------------------------------------------------------------------------

                       STATEMENT OF INCOME - (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                    A PENNSYLVANIA LIMITED PARTNERSHIP

                    For the nine months ended September 30, 1997

REVENUE
-------

      Natural gas sales                                          $1,020,696
      Less direct operating costs:
          Royalty Interest                                          128,995
          Other                                                     103,408
                                                                   --------
                                                                    232,403
                                                                   --------
      Net Production Revenues                                       788,293

      Interest Income                                                 2,074
                                                                   --------
               Total Revenue                                        790,367

EXPENSES
--------
     Depletion and depreciation of oil and gas wells and leases     586,818
     Amortization of organizational and syndication costs            83,555
     General and administrative fees                                 18,192
     Professional fees                                               10,131
     Other                                                            1,284
                                                                   --------
             Total Expenses                                      $  699,980
                                                                   --------

             NET INCOME                                          $   90,387
                                                                   ========



------------------------------------------------------------------------------
                        STATEMENT OF CASH FLOWS - (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP

                   For the nine months ended September 30, 1997


                         Increase (Decrease) in Cash

Cash flows from operating activities
     Net Income                                                   $90,387
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depletion and depreciation                              586,818
          Amortization                                             83,555
          Increase in accounts receivable                        (347,232)
          Increase in accounts payable                             15,195
                                                                ----------
Cash provided by operating activities                             428,723

Cash flows used in financing activities:
     Distributions to Partners                                   (440,916)
                                                                ----------

Net Decrease in Cash                                              (12,193)

Cash at beginning of period                                        21,639
                                                                -----------

Cash as September 30, 1997                                        $ 9,446
                                                                ==========



      STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS - (UNAUDITED)

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                  For the nine months September 30, 1997



                                 MANAGING
                                 GENERAL         OTHER
                                 PARTNER         PARTNERS            TOTAL
                          --------------------------------------------------
BALANCE AT JANUARY 1, 1997       $1,592,338      $8,013,879   $9,606,217

Partners' Capital Contributions:

      Intangible drilling costs      60,602         (15,339)      45,263
      Tangible costs                (11,406)              0      (11,406)

Participation in revenue and expenses:

      Natural gas sales             197,073         591,220      788,293
      Interest                          519           1,555        2,074
      Depletion and depreciation    (26,613)       (560,205)    (586,818)
      Amortization                  (83,555)              0      (83,555)
      Other costs                    (7,402)        (22,205)     (29,607)
                                  ------------------------------------------
Net income (loss)                    80,022          10,365       90,387

Distributions                       (19,277)       (421,639)    (440,916)
                                  ------------------------------------------
BALANCE AT Sept 30, 1997         $1,702,279      $7,587,266   $9,289,545
                                 ===========================================
-----------------------------------------------------------------------------

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                           September 30, 1997

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of September 30, 1997 for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.
In the opinion of management, all adjustments
(consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Date:   September 30, 1997

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   September 30, 1997

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   September 30, 1997
----------------------------------------------------------------------------