Form 10KSB
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-03-31
CIK 1020215

U.S. Securities and Exchange Commission

                         Washington, D.C.  20549

                                FORM 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1997

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

                              None
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  [Yes]   No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year.   $1,526,439

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes [X]      No _____


----------------------------------------------------------------------
PART I

ITEM 1.     DESCRIPTION OF BUSINESS
Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 26, 1996, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership had its initial and final closing on December 31, 1996, and was funded with subscriptions of $7,992,240 to drill natural gas development wells. Also, on the closing, the Managing General Partner was credited with a total capital contribution of $1,592,068 because of certain expenditures it made on behalf of the

Partnership and certain prospects it contributed to the Partnership. The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in
commercially marketable quantities.   Because the initial and final
closing date was December 31, 1996, the Partnership did not conduct any drilling activities in 1996; however, the Partnership did prepay the drilling costs pursuant to the drilling and operating agreement with Atlas, on December 31, 1996, in an amount equal to $6,391,298. The drilling and operating agreement provided that 35.91 development wells would be drilled to the Clinton/Medina geological formation in Mercer, Lawrence and Butler Counties, Pennsylvania. Atlas and its affiliates had sufficient leasehold inventory to provide the prospects to be developed by the Partnership. See "Description of Property".

For the next twelve months management believes that the Partnership has adequate capital in order to conduct its operations. The Partnership had sufficient capital resources from the closing to drill and develop approximately 35.91 net wells. No other wells will be drilled and therefore no additional funds will be required. The payment of operation and maintenance costs did not begin until the Partnership wells began to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates. Atlas, however, is not contractually committed to make such a loan. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription. No borrowings will be obtained from third parties.

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

Natural gas produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling any producing wells. In recent years natural gas and oil prices have been volatile.

The marketing of natural gas and oil production, is also affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. Additionally, the passage in November, 1993, of the North American Free Trade Agreement will have some impact on the American gas industry by eliminating trade and investment barriers in the United States, Canada and Mexico. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.

The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles". The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.

The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all the gas sold to its customers in a geographic area is divided by the volume of all gas sold from the wells in the area. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased. Atlas, however, has not voluntarily restricted its gas production in the past two years. (See "Properties - Production.")

In the Mercer County area, a portion of the Partnership's gas is transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas is transported through Atlas' and its affiliates' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 100 customers.
Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Wheatland Tube Company and Carbide Graphite each will purchase approximately 10% to 15% of the Partnership's gas production in 1998, pursuant to gas contracts between them and an affiliate of Atlas, and it is possible that other purchasers of the Partnership's gas production may account for 10% of the Partnership's gas sales revenues in 1998. See "Financial Statements".

In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risk of a portion of all of its programs' gas production which includes the Partnership. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee composed of the President, General Counsel, Chief Financial Officer (chairperson) and Director of Marketing, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.

There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all phases, including the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas, although there can be no assurance of the price to be received by the Partnership for the gas.

The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas, which imposes a comprehensive statutory and regulatory scheme with respect to oil and
gas operations.   Among other things, the regulations involve:  (i) new
well permit and well registration requirements, procedures and fees;
(ii) minimum well spacing requirements; (iii) restrictions on well locations and underground gas storage; (iv) certain well site restoration, groundwater protection and safety measures; (v) landowner notification requirements; (vi) certain bonding or other security measures; (vii) various reporting requirements; (viii) well plugging standards and procedures; and (ix) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that these regulations will have a material adverse impact upon the operations of the Partnership. The Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.

The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of
1978 ("NGPA") the price of intrastate gas.   Price controls for natural
gas production from new wells, however, were deregulated on December
31, 1992.   Deregulated gas production may be sold at market prices
determined by supply, demand, BTU content, pressure, location of the wells, and other factors. All gas produced by the Partnership wells will be price decontrolled gas and sold at fair market value.

Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. For example, FERC Order 500 requires interstate pipelines that transport gas for others to provide transportation service to producers, distributors, and all other shippers of natural gas on a non-discriminatory, "first-come, first-served" basis so that producers and other shippers can sell natural gas directly to end-users. FERC Order 636, which became effective May 18, 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services.
It is difficult to assess the effect of the order on the Partnership.

The Partnership does not expects to sell any oil.

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

Various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. The liability is unlimited in cases of willful negligence or misconduct. There also is no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.

Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing such natural gas and oil. These laws and regulations, however, are constantly being revised and changed. The Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe such costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

ITEM 2:     PROPERTIES

DRILLING ACTIVITY.   The Partnership drilled 35.91 net wells, of which
35.91 net wells were productive. All the wells were drilled and completed by the Partnership as of May 13, 1997. No further drilling activities will be undertaken.

The following table summarizes the Partnership's drilling activity since its formation. All the wells drilled were development wells which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. A "dry hole" is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A "productive well" is an exploratory or a development well that is not a dry well.

                      YEAR END ED DECEMBER 31,
                      1996                    1997
                       GROSS    NET     GROSS     NET

Development Wells:
Oil                        0     0     0     0
Gas                        0     0     36    35.91
Dry                        0     0     0     0
       Total               0     0     36    35.91

     A "gross" well is a well in which the Partnership has a working interest. A "net" well is deemed to exist when the sum of the fractional ownership working interests owned by the Partnership in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

The Partnership has not participated, and will not participate, in any exploratory wells which means a well drilled to find commercially productive hydrocarbons in an unproved area, to find a new commercially productive horizon in a field previously found to be productive of hydrocarbons at another horizon, or to significantly extend a known prospect.

PRODUCTION.   The following table shows the Partnership's net
production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas and the costs and weighted average selling prices thereof, for the periods indicated.

                             YEAR ENDED DECEMBER 31,

                                   1996     1997

Production (1):
Oil (Bbls)                            0     0
Natural Gas (Mcf)                     0     569,305
Total (Equivalent Barrels)  (2)       0     94,884Average Sales
Price:
Per Equivalent Barrel (2)(3)          0     $14.05Average Production
   Cost (lifting cost):
Per Equivalent Barrel (2)(4)          0     $1.59

(1) The production shown in the table is determined by multiplying the gross production of properties in which the Partnership has an interest by the percentage of the leasehold interest owned by the Partnership less the royalty interests of others. The properties owned by the Partnership are subject to a 12.5% landowner's royalty and the Partnership has an 87.5% net revenue interest.
(2) The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to convert natural gas production into equivalent barrels of oil.
(3) The average sales price per Mcf of gas sold by the Partnership was $2.38 in 1997, after deducting all expenses, including transportation expenses.
(4) Production costs represent oil and gas operating expenses as reflected in the financial statements of the Partnership plus depreciation of support equipment and facilities.

SUMMARY OF PRODUCTIVE WELLS. The table below gives the number of the Partnership's productive gross and net wells at December 31, 1997.


                     GAS WELLS           OIL WELLS           TOTAL
                   GROSS    NET        GROSS    NET     GROSS     NET

LOCATION

Pennsylvania
Total                36     35.91       0         0         36     35.91

"Productive wells" are producing wells and wells capable of production. OIL AND GAS RESERVES. All of the Partnership's oil and gas reserves are located in the United States. Estimates of the Partnership's net proved developed and undeveloped oil and gas reserves as of December 31, 1997, and the present value (discounted at 10%) of estimated future net revenue before income tax from those reserves are set forth in the following table. This information is derived from the engineering report dated January 20, 1997.


               AS OF DECEMBER 31, 1997                  PRESENTVALUE OF
                   NET PROVEN RESERVES                  (in thousands)

                         OIL        GAS        TOTAL
Proved Developed          0     4,226,617     704,436     $3,611
Proved Undeveloped        0             0           0          0
Total                     0     4,226,617     704,436     $3,611

Estimated future net revenues represent estimated future gross revenues from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1997. These prices were held constant throughout the life of the properties except where different prices were fixed and determinable from applicable contracts. These price assumptions resulted in weighted average price of $2.51 per Mcf for gas over the life of the properties. . Prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1997 The amounts shown do not reflect non-property related costs, such as general and administrative expenses, and future income tax expense, or depreciation, depletion and amortization.

      The present value of estimated future net revenues is calculated by discounting estimated future net revenues by 10% annually. There can be no assurance that all of the proved reserves will be produced and sold within the periods assumed, that the assumed prices will actually be realized for such production, or that existing contracts will be honored. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves. For additional information concerning oil and gas reserves and activities, see Note 9 to the Financial Statements.

"Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
(i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test.
The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
(iii)     Estimates of proved reserves do not include the following:
(a) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

"Proved developed oil and gas reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

The Partnership does not have any proved undeveloped reserves. "Proved undeveloped reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1997. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The Partnership has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

ACREAGE. The following table sets forth, as of December 31, 1997, the acres of developed and undeveloped oil and gas acreage in which the Partnership had an interest.

                  DEVELOPED ACREAGE      UNDEVELOPED ACREAGE      TOTAL
                   GROSS     NET            GROSS    NET      GROSS    NET

  LOCATION
Pennsylvania
Total              1,753     1,749           0          0     1,753     1,749

A "gross" acre is an acre in which the Partnership owns a working interest. A "net" acre is deemed to exist when the sum of the fractional ownership working interests owned by the Partnership in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

DELIVERY COMMITMENTS.   The Partnership is not obligated to provide any
determinable quantity of gas under any existing contracts or agreements. The majority of the Partnership's gas production from the wells was sold pursuant to short term contracts, which are term contracts for a period of less than one year, with the remainder of the Partnership gas production sold on the spot market and long term contracts, which are term contracts for a period longer than one year.

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

As of December 31, 1997, Atlas and its affiliates operated approximately 1,240 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,700 natural gas wells, approximately 1,660 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

Atlas and its affiliates employ a total of approximately ninety-nine persons, consisting of three geologists (one of whom is an exploration geologist), five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

The other subsidiaries of AIC, Inc. are: (i) Atlas Gas Marketing, Inc., a gas marketing company; (ii) Mercer Gas Gathering, Inc., a gas gathering company which gathers gas from Atlas' and its affiliates' wells in Mercer County, Pennsylvania, and delivers the gas directly to industrial end-users or to interstate pipelines and local distribution companies; (iii) Pennsylvania Industrial Energy, Inc., which sells natural gas to industrial end-users in Pennsylvania; (iv) Transatco, Inc., which owns a 50% interest in Topico which operates a pipeline in Ohio; (v) Atlas Energy Corporation, which serves as managing general partner of exploratory programs and driller and operator; and (vi) Anthem Securities, Inc., which is a registered broker-dealer and a member firm of the NASD and serves as dealer-manager of Atlas-sponsored programs. In addition, Atlas is the sole owner of ARD Investments, Inc., a corporation formed in July, 1995, and Atlas Energy is the sole owner of AED Investments, Inc., a corporation formed in July, 1995. Prior to July, 1995, all of the Atlas companies were wholly owned by Atlas Energy. The purpose of forming Atlas Group, AIC, Inc., ARD Investments, Inc. and AED Investments, Inc. was to achieve more efficient concentration of funds of the Atlas group of companies, thereby minimizing transaction costs and maximizing returns on investment vehicles.

Atlas and its affiliates have constructed for their use over 600 miles of gas transmission lines and produce in excess of nine billion cubic feet of natural gas annually from wells they operate which they market directly to end-users or to interstate pipelines and local distribution companies. In addition, Atlas Gas Marketing, Inc. (an affiliate) purchases for resale an additional eight billion cubic feet of natural gas annually from third party producers locally and in the south/southwest United States which is marketed as described in

"Description of Business."

                       ORGANIZATIONAL DIAGRAM

                       The Atlas Group, Inc.
                                 |
                             AIC, Inc.
|--------------------------------|
|
|-Atlas Resources, Inc. (Managing General Partner of Development Drilling
| Programs, Driller and Operator in Pennsylvania)
|                                  |
|                                   ARD Investments
|
|-Mercer Gas Gathering, Inc. (Gas Gathering Company)
|
|-Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania
| Industry)
|
|-Atlas Energy Corporation (Managing General Partner of Exploratory Drilling | Programs and Driller and Operator)
|
|-Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)
|
|-Atlas Gas Marketing, Inc. (Markets Natural Gas)
|
|-Anthem Securities Inc. (Registered Broker/Dealer)
|
|-Atlas Energy Group, Inc. (Driller and Operator in Ohio)
                               |
                               AED Investments, Inc.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF ATLAS.
The executive officers, directors and significant employees of Atlas who are also officers, directors and significant employees of Atlas Group and Atlas Energy are as follows:


Charles T. Koval      63     Chairman of the Board and a Director
James R. O'Mara       53     President, Chief Executive Officer and a Director
Bruce M. Wolf         48     General Counsel, Secretary and a Director
James J. Kritzo       62     Vice President of the Land Department
Donald P. Wagner      55     Vice President of Operations
Frank P. Carolas      37     Vice President of Geology
Tony C. Banks         42     Vice President of Finance and Chief Financial
                             Officer
Barbara J. Krasnicki  52     Vice President of Administration
Jacqueline B. Poloka  46     Controller
John A. Ranieri       37     Director of Gas Marketing
Eric D. Koval         32     President of Anthem Securities, Inc.
Joseph R. Sadowski    66     Director

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

JAMES J. KRITZO. Vice President of the Land Department. Mr. Kritzo joined the Land Department of Atlas Energy in 1979.

DONALD P. WAGNER. Vice President of Operations. Mr. Wagner joined Atlas Energy in 1979.

FRANK P. CAROLAS. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.

TONY C. BANKS. Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

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

ERIC D. KOVAL. President of Anthem Securities, Inc. Mr. Koval joined Atlas in 1993 as a production engineer specializing in acquisitions and dispositions. He subsequently moved into the investor relations department in 1994. Mr. Koval is a registered broker-dealer principal, and is the son of Charles Koval.

JOSEPH R. SADOWSKI. A director. He co-founded Atlas Energy. Mr. Sadowski has served as a director of Dixon Ticonderoga since 1987.

ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS
The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas (which has complete and exclusive discretion and control over the operations and activities of the Partnership) during Atlas' fiscal year ended July 31, 1997, to the three most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of Atlas:

NAME OF               Capacities in which                  Cash
INDIVIDUAL           remuneration was received(4)        Cpmpensation (1,2)
OR IDENTITY
OF GROUP

James R. O'Mara     President, Chief Executive Officer     $305,300
                    and a Director
Charles T. Koval    Chairman of the Board                  $296,500
                    and a Director
Bruce M. Wolf       General Counsel, Secretary             $217,150
                    and a Director
Executive Officers                                       $1,383,530
as a Group (8 persons)

(1) The amounts indicated were composed of salaries and all cash bonuses for services rendered to Atlas and its affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of such compensation was deferred.

(2) Atlas has an "ESOP" retirement plan, described below, and has a 401(K) plan which allowed employees to contribute the lesser of 15% of their compensation or $9,500 for the calendar year 1997 or $9,500 for the calendar year 1996. Atlas contributed an amount equal to 50% and 50% of each employee's contribution for the calendar years July 31, 1997 and 1996, respectively.
(3) There were no stock options granted or exercised during the fiscal year ended July 31, 1997, to the above individuals.
(4) During the fiscal year ended July 31, 1997, each director was paid a director's fee of $12,000 for the year. There are no other arrangements for remuneration of directors.

ITEM 5.     SECURITY

OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

As of December 31, 1997, the Partnership had issued and outstanding 800
Units.   No officer or director of Atlas owns any Units, and no partner beneficially owns more than 10% of the outstanding Units of the Partnership.

Atlas Group owns 100% of the common stock of AIC, Inc. which owns 100% of the common stock of Atlas and Atlas Energy. The following table sets forth, as of December 31, 1997, information as to the beneficial ownership of common stock of Atlas Group by each person known to Atlas Group to own beneficially 5% or more of the outstanding common stock of Atlas Group, by directors and nominees, naming them individually, and by all directors and officers of Atlas Group as a group:

                                    Shares of Common       Percent of Class

Charles T. Koval                     109,391                     26.445%
Joseph R. Sadowski.                  109,142                      26.384%
James R. O'Mara                       95,164      (1)             23.005%
Bruce M. Wolf                         44,710      (2)             10.808%
   Directors and Officers as Group
  (9 persons)                        377,654   (1)(2)             91.344%

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

Pursuant to agreements entered into between Atlas Group and its shareholders to accommodate the desire of Messrs. Sadowski and Koval to gradually liquidate a majority of their stock ownership in Atlas Group in preparation for their respective retirement from Atlas Group it is anticipated that by the year 2003 the stock ownership of Atlas Group by Messrs. Koval and Sadowski will be reduced through a series of stock redemptions to approximately 15% each. The stock ownership of certain of the remaining officers will be increased to approximately 60%, in the aggregate; and the stock ownership of the ESOP will be approximately 10%.

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

In 1990, Messrs. Koval and Sadowski entered into five year employment agreements with Atlas Energy which agreements have been transferred to Atlas Group, renewable for an additional five year term and on an annual basis after the first ten years. Mr. Sadowski, however, retired other than as a director in 1996. The terms and provisions of the employment agreements with Mr. Koval are subject to negotiation at the time of each renewal and currently do not provide for any severance payments. Also, during the terms of the promissory notes Messrs. Koval and Sadowski have the right to serve as directors of Atlas Group and as one of the two trustees of the ESOP.

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

ITEM 6.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

OIL AND GAS REVENUES. The Managing General Partner is allocated 25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership Subscription, 14% of tangible costs and contributing all leases to the
Partnership.   During the calendar year ending December 31, 1997, the
Managing General Partner received $295,507 from the Partnership's oil and gas revenues.

LEASES. The Managing General Partner initially contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 36 undeveloped prospects to the Partnership to drill approximately 35.91 net wells. With respect to the prospects contributed for these wells Atlas received a credit in the amount of $129,276. During 1997, the Managing General Partner did not enter into any further lease transactions and none are anticipated.

ADMINISTRATIVE COSTS. The Managing General Partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, which will be proportionately reduced if less than 100% of the working interest in a
well is acquired.   With respect to the net wells during the calendar
year ending December 31, 1997, the Managing General Partner received
$37,469.

DIRECT COSTS. The Managing General Partner and its affiliates are reimbursed for all direct costs expended on behalf of the Partnership. With respect to the net wells during the calendar year ending December 31, 1997, the Managing General Partner received $61,660.

DRILLING CONTRACTS. On December 31, 1996, the Partnership entered into a drilling contract with Atlas to drill and complete 35.91 net wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $37.39 per foot to the depth of the well at its deepest penetration, proportionately reduced if less than 100% of
the working interest in a well is acquired.   With respect to the net
wells the total amount received by Atlas was $8,256,466. During 1997, the Partnership did not enter into any further drilling transactions and none are anticipated.

PER WELL CHARGES. Atlas, as operator, is reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells during the calendar year ending December 31, 1997, the Managing General Partner received $89,434. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well.
As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

TRANSPORTATION AND MARKETING FEES. The Partnership will pay a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

OTHER COMPENSATION. Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership, and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates. For the calendar year ending December 31, 1997, Atlas did not advance any funds nor did it provide any equipment, supplies or other services.
The following discussion relates solely to certain relationships and related transactions with respect to Atlas and does not relate to the Partnership. The following discussion has been included because Atlas has been granted by the Partnership Agreement and the drilling and operating agreement the exclusive right, power and authority to control the operations and activities of the Partnership.

Atlas, its officers, directors and affiliates have in the past invested, and may in the future invest, as participants in oil and gas programs sponsored by Atlas on the same terms as unrelated investors. Atlas, its officers, directors and affiliates have also participated in the past, and may in the future participate, as working interest owners in wells in which Atlas or its oil and gas programs have an interest. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors and Atlas Group has loaned to its officers and directors amounts in excess of $60,000 from time to time as necessary for participation in such wells or programs. Prior to 1996, such loans were either non-interest bearing or accrued interest at variable rates, but since 1995 all new loans for such purpose are required to bear interest. Currently no such loans are outstanding.

                               PART II

ITEM 7.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET INFORMATION. There is no established public trading market for the Investor General Partner interests or the Limited Partner interests and it is not anticipated that such a market will develop. The Partnership interests may be transferred only in accordance with the provisions of Article 6 of the Partnership Agreement. The principal restrictions on transferability are as follows: (i) the consent of the Managing General Partner is required; and (ii) no transfer may be made which would result in materially adverse tax consequences to the Partnership or the violation of federal or state securities laws.

An assignee may become a substituted Limited Partner or Investor General Partner only upon meeting certain further conditions, which include: (i) the assignor gives the assignee such right; (ii) the Managing General Partner consents to such substitution, which consent shall be in the Managing General Partner's absolute discretion; (iii) the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and (iv) the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all terms and provisions of the Partnership Agreement. A substitute Limited Partner or Investor General Partner is entitled to all rights attributable to full ownership of the assigned Units, including the right to vote.

HOLDERS.    As of December 31, 1997, there were 378 investors.

DIVIDENDS.   The Managing General Partner will review the accounts of the
 Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any.
The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership. In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such
distributions would exceed the Partnership's accrued and received revenues for the previous four quarters,
less paid and accrued operating costs with respect to such revenues.
 The determination of the revenues and
costs will be made in accordance with generally accepted accounting principles, consistently applied.  Cash
distributions from the Partnership to the Managing General Partner may only be made in conjunction with
distributions to Participants and only out of funds properly allocated to the Managing General Partner's
account.  During the calendar year ending December 31, 1997, the
 Partnership distributed $636,977 to the
Participants and $158,745 to the Managing General Partner.

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

                            PART F/S

ITEM 13.     FINANCIAL STATEMENTS

The Partnership's Financial Statements for the period January 1, 1997, to December 31, 1997, together with the opinion of the accountants thereon, are listed BELOW.

                                 PART III
ITEM 14.  EXHIBITS

(a)     Exhibits

4(a)Certificate of Limited Partnership for Atlas-Energy for the Nineties-Public #5 Ltd.Previously filed in the Form 10-KSB for the period ending December 31, 1996 and received on March 31, 1997.

4(b)Amended and Restated Certificate and Agreementof Limited Partnership for Atlas-Energy for the Nineties-Public #5 Ltd. dated December
31, 1996 Previously filed in the Form 10-KSB for the period ending December 31, 1996 and received on March 31, 1997.

10(a)Drilling and Operating Agreement with exhibits

23(a)Consent of McLaughlin & Courson

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          Atlas-Energy for the Nineties-Public #5 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
                                 General Partner

By   (Signature and Title):
/s/James R. O'Mara, President, Chief Executive Officer
and a Director
Date:  March 31, 1998


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):
/s/Charles T. Koval, Chairman of the Board and a Director
Date:  March 31, 1998


By  (Signature and Title):
/s/James R. O'Mara, President, Chief Executive Officer and a Director
Date:  March 31, 1998


By  (Signature and Title):
/s/Bruce M. Wolf, General Counsel, Secretary and a Director
Date:  March 31, 1998


By  (Signature and Title):
/s/Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date:  March 31, 1998


     Supplemental information to be Furnished
     With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.




====================================================================
PART F/S
ITEM 13

                      INDEPENDENT AUDITORS' REPORT




To the Partners
Atlas-Energy for the Nineties-Public #5 Ltd.
A Pennsylvania Limited Partnership

  We have audited the accompanying balance sheets of Atlas-Energy for the Nineties-Public #5 Ltd., A Pennsylvania Limited Partnership as of December 31, 1997 and 1996 and the related statements of income and changes in partners' capital accounts and cash flows for the year then ended December 31, 1997 and for the period July 26, 1996 (date of formation) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for the Nineties-Public #5 Ltd., A Pennsylvania Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the year ended December 31, 1997 and for the period July 26, 1996 (date of formation) to December 31, 1996 in conformity with generally accepted accounting principles.


----------------------------------------------------------------------

Pittsburgh, Pennsylvania
February 10, 1998


               ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                               BALANCE SHEET
                             DECEMBER 31, 1997

                                  ASSETS
                                                          DECEMBER 31,
                                                       1997        1996
                                                     -------     --------
Cash                                             $    7,979   $    21,639
Accounts receivable                                 393,734           -0-

Oil and gas wells and leases                      8,358,997     8,385,742
Less accumulated depletion and depreciation        (946,005)          -0-
                                                  ----------    ----------
                                                  7,412,992     8,385,742
Organizational and syndication costs,
 net of accumulated amortization of $135,675
 in 1997 and $-0- in 1996, respectively          $8,877,866    $9,606,217
                                                 ==========    ==========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $   12,099   $    -0-
Partners' capital                                 8,865,767     9,606,217
                                                 ----------   -----------
                                                 $8,877,866    $9,606,217
                                                 ==========   ===========

         STATEMENT OF INCOME AND CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                               DECEMBER 31, 1997

                                          MANAGING
                                          GENERAL      OTHER
                                          PARTNER     PARTNERS     TOTAL
                                        ----------  ----------- -----------

Natural gas sales                      $  381,610   $1,144,829   $1,526,439

  Less direct operating costs:
    Royalty interests                      48,330      144,988      193,318
    Other                                  37,773      113,321      151,094
                                       ----------   ----------   ----------
                                           86,103      258,309      344,412
                                       ----------   ----------   ----------

 Net production revenues                  295,507      886,520    1,182,027
 Interest income                              950        2,850        3,800


  Depletion and depreciation of oil
   and gas wells and leases                43,213      902,792      946,005
  Amortization of organizational and
   syndication costs                      135,675          -0-      135,675
  General and administrative                9,367       28,102       37,469
                                       -----------    ----------  ---------
        TOTAL EXPENSE                     188,255      930,894    1,119,149
                                       -----------    ----------  ---------

         NET INCOME (LOSS)                108,202      (41,524)      66,678

Capital accounts at beginning of year   1,592,338    8,013,879    9,606,217
Adjustments to assets contributed by
 Managing General Partner                 (11,406)         -0-      (11,406)
Distributions                            (158,745)    (636,977)    (795,722)
                                       ------------  -----------  ----------
                                       $1,530,389   $7,335,378   $8,865,767
                                       ============ ============ ===========
See notes to financial statements



                 ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.
                     A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF INCOME AND CHANGES IN PARTNERS' CAPITAL ACCOUNTS
             JULY 26, 1996 (Date of Formation) TO DECEMBER 31, 1996


                                           MANAGING
                                           GENERAL     OTHER
                                           PARTNER     PARTNERS     TOTAL
                                          --------    ---------    -------

REVENUE
  Interest income                       $    -0-     $   21,639  $   21,639

PARTNERS' CAPITAL CONTRIBUTIONS
  Cash                                       -0-      7,992,240   7,992,240
  Organizational and syndications costs  1,198,836        -0-     1,198,836
  Tangible costs                           264,226        -0-       264,226
  Leasehold costs                          129,276        -0-       129,276
                                        -----------  ----------- -----------
    PARTNERS' CAPITAL AT END OF PERIOD  $1,592,338   $8,013,879  $9,606,217
                                        ===========  =========== ===========



                        STATEMENTS OF CASH FLOWS
                   YEAR ENDED DECEMBER 31, 1997 AND
    FROM JULY 26, 1996 (Date of Formation) TO DECEMBER 31, 1996

                                                      PERIOD ENDING
                                                       DECEMBER 31,
                                                  1997             1996
                                                  ----             ----
                 Increase (Decrease) in Cash
                 ---------------------------
Cash flows from operating activities:
  Net income                                 $   66,678       $   21,639
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depletion and depreciation of oil and
     gas wells and leases                       946,005              -0-
    Amortization                                135,675              -0-
    Increase in accounts receivable            (393,734)             -0-
    Increase in accounts payable                 12,099              -0-
                                             ------------     -------------
    Net cash provided by operating activities   766,723           21,639

Cash flows from investing activities:
  Oil and gas well drilling contracts            15,339         (799,240)

Cash flows from financing activities:
  Capital (distributions) contributions        (795,722)       7,992,240
                                             ------------     -------------
Net (decrease) increase in cash                 (13,660)          21,639

Cash at beginning of period                      21,639              -0-
                                             ------------     -------------
Cash at end of period                        $    7,979       $   21,639
                                             ============     =============
Supplemental cash flow information:
  Adjustments to assets contributed by
 Managing General Partner                    $  (11,406)      $      -0-

  Assets contributed by Managing General Partner:
    Tangible costs                                   -0-         264,226
    Organizational and syndication costs             -0-       1,198,836
    Lease costs                                      -0-         129,276
                                             -------------    -------------
                                              $  (11,406)     $1,592,338
                                             =============    =============
See notes to financial statements


NOTES TO FINANCIAL STATEMENTS

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Financial statements are prepared in accordance with generally accepted accounting principles.
  The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized.
  Capitalized costs are expenses at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.
  Oil and gas properties are periodically assessed for impairment of value, and losses recognized at the time of impairment.
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. FEDERAL INCOME TAXES

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

4. PARTICIPATION IN REVENUES AND COSTS
  Atlas and the other partners generally participate in revenues and costs in the following manner:

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

5.TRANSACTION WITH ATLAS AND ITS AFFILIATES

  The Partnership has entered into the following significant transactions with Atlas and its affiliates.
    Drilling contracts to drill and complete Partnership wells at an anticipated cost of $37.39 per foot on completed wells.
    Administrative costs at $75 per well per month
    Well supervision fees initially of $275 per well per month plus the cost of third party materials and services
    Reimbursement of gas transportation and marketing charges

6. PURCHASE COMMITMENT

  Subject to certain conditions, investor partners may present their interests beginning in 2000 for purchase by Atlas. Atlas is not obligated to purchase more than 10% of the units in any calendar year.

7. SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

  Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions of $8,000,000 determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the Participants (June 1997).
  Cash distributions to participants in 1997 for the subordination year ending in 1998 subject to the subordination agreement amounted to $600,000.


8. INDEMNIFICATION

  In order to limit the potential liability of the investor general partners, Atlas and The Atlas Group, Inc. formerly AEG Holdings, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.

9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

  The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."
  No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1) Production costs

  The following table presents the costs related to natural gas and oil production activities:
  Capitalized costs at December 31 1997:
    Capitalized costs                                         $ 8,358,997
    Accumulated depreciation and depletion                       (946,005)
                                                              ------------
     Net capitalized costs                                     $ 7,412,992
                                                               ===========
 Costs incurred during the year:
     Property acquisition costs - proved undeveloped properties  $   -0-
                                                                ===========
     Development costs                                          $ 8,358,997
                                                              =============
    Property acquisition costs include costs to purchase, lease or otherwise acquire a property. Development costs include costs to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather and store oil and gas.

(2) Results of Operations for Producing Activities

  The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 1997.

    Revenues                                              $ 1,333,120
    Production costs                                         (151,094)
    Depreciation and depletion                             (1,081,680)
                                                          ------------
    Results of operations from producing activities       $   100,346
                                                          ============

  Depreciation and depletion of natural gas and oil properties are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.

(3) Reserve Information

  The information presented below represents estimates of proved natural gas reserves. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. All reserves are located in Western Pennsylvania.

                                                             1997
                                                      NATURAL GAS (MCF)
Proved developed reserves:
     Beginning of period                                      -0-
       Production                                          (569,305)
       Purchase of minerals in place                      4,795,922
                                                          ----------

        End of period                                     4,226,617
                                                          ==========
      Proved developed reserves:
       Beginning of period                                     -0-
                                                          ==========
      End of period                                       4,226,617
                                                          ==========


(4) Standard Measure of Discounted Future Cash Flows

  Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of natural gas and oil producing properties, nor of the future cash flows expected to be generated therefrom. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at an arbitrary rate of 10%. Estimated future net cash flows from natural gas and oil reserves based on selling prices and costs at December 31, 1997 price levels are as follows:

  Future cash inflows                                         $10,618,200
  Future production costs                                      (4,370,773)
  Future development costs                                            -0-
                                                              ------------
  Future net cash flow                                          6,247,427
  10% annual discount for estimated timing of cash flows       (2,636,329)
                                                              ------------
  Standardized measure of discounted future net cash flows    $ 3,611,098
                                                              ============

  Summary of changes in the standardized measure of discounted future net cash flows:

    Sales of gas and oil produced - net                       $(1,156,114)
    Discoveries and extensions                                  4,767,212
                                                              ------------
    Net increase                                                3,611,098
    Beginning of period                                               -0-
                                                              ------------
    End of period                                              $ 3,611,098
                                                              ============
======================================================================

Exhibit 10(a)
DRILLING AND OPERATING AGREEMENT


              ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.

     INDEX

Section     Page

1. Assignment of Well Locations; Representations; Designation of Additional Well Locations;
  Outside Activities     1

2.     Drilling of Wells; Interest of Developer;  Right of Substitution
2

3.     Operator - Responsibilities in General; Term     3

4.     Operator's Charges for Drilling and Completing Wells; Completion
Determination     3

5.     Title Examination of Well Locations; Liability for Title Defects
4

6.     Operations Subsequent to Completion of the Wells; Price
Determinations; Plugging and Abandonment     5

7.     Billing and Payment Procedure with Respect to Operation of
Wells; Records, Reports and Information     6

8.     Operator's Lien     7

9.     Successors and Assigns; Transfers; Appointment of Agent     7

10.     Insurance; Operator's Liability     7

11.     Internal Revenue Code Election, Relationship of Parties; Right
to Take Production in Kind     8

12.     Force Majeure     9

13.     Term     9

14.     Governing Law and Invalidity     9

15.     Integration     9

16.     Waiver of Default or Breach     9

17.     Notices     9

18.     Interpretation     10

19.     Counterparts     10

Signature Page     10

Exhibit A     Description of Leases and Initial Well Locations
Exhibits A-l through A36_     Maps of Initial Well Locations
Exhibit B     Form of Assignment
Exhibit C     Form of Addendum


     DRILLING AND OPERATING AGREEMENT

THIS AGREEMENT made this 31 day of December, 1996, by and between ATLAS RESOURCES, INC., a Pennsylvania corporation (hereinafter referred to as "Atlas" or "Operator"),

     and

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD., a Pennsylvania limited partnership, (hereinafter referred to as the "Developer").

     WITNESSETH THAT:

WHEREAS, Atlas, by virtue of the Oil and Gas Leases (the
"Leases") described on Exhibit A attached hereto and made a part hereof, has certain rights to develop the Thirty six (36) initial well locations identified on the maps attached hereto as Exhibits
A-l through A-36 (the "Initial Well Locations");

WHEREAS, the Developer, subject to the terms and conditions hereof, desires to acquire certain of Atlas' rights to develop the aforesaid thirty six (36) Initial Well Locations and to provide for the development upon the terms and conditions herein set forth of additional well locations ("Additional Well Locations") which the parties may from time to time designate; and

WHEREAS, Operator is in the oil and gas exploration and development business, and the Developer desires that Operator, as its independent contractor, perform certain services in connection with its efforts to develop the aforesaid Initial and Additional Well Locations (hereinafter collectively referred to as the "Well Locations") and to operate the wells completed thereon, on the terms and conditions herein set forth;

NOW THEREFORE, in consideration of the mutual covenants herein contained and subject to the terms and conditions hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

1. Assignment of Well Locations; Representations; Designation of Additional Well Locations; Outside Activities.

(a) Atlas shall execute an assignment of an undivided percentage of Working Interest in the Well Location acreage for each well to the Developer as shown on Exhibit A attached hereto, which assignment shall be limited to a depth from the surface to the top of the Queenston formation in Mercer County, Pennsylvania and Ohio. The assignment shall be substantially in the form of Exhibit B attached hereto and made a part hereof. The amount of acreage included in each Initial Well Location and the configuration thereof are indicated on the maps attached hereto as Exhibits A-l through A-36. The amount of acreage included in each Additional Well Location and the configuration thereof shall be indicated on the maps to be attached as exhibits to the applicable addendum as provided in sub-section (c) below.

(b) As of the date hereof, Atlas represents and warrants to the Developer that Atlas is the lawful owner of said Lease and rights and interest thereunder and of the personal property thereon or used in connection therewith; that Atlas has good right and authority to sell and convey the same, and that said rights, interest and property are free and clear from all liens and encumbrances, and that all rentals and royalties due and payable thereunder have been duly paid. The foregoing representations and warranties shall also be made by Atlas at the time of each recorded assignment of the acreage included in each Initial Well Location and at the time of each recorded assignment of the acreage included in each Additional Well Location designated pursuant to sub-section (c) below, such representations and warranties to be included in each recorded assignment substantially in the manner set forth in the form of assignment attached hereto and made a part hereof as Exhibit B. Atlas agrees to indemnify, protect and hold the Developer and its successors and assigns harmless from and against all costs (including but not limited to reasonable attorneys' fees), liabilities, claims, penalties, losses, suits, actions, causes of action, judgments or decrees resulting from the breach of any of the aforesaid representations and warranties. It is understood and agreed that, except as specifically set forth above, Atlas makes no warranty or representation, express or implied, as to its title or the title of the lessors in and to the lands or oil and gas interests covered by said Leases.

(c) In the event that the parties hereto desire to designate Additional Well Locations to be developed in accordance with the terms and conditions of this Agreement, each of said parties shall execute an addendum substantially in the form of Exhibit C attached hereto and made a part hereof specifying the undivided percentage of Working Interest and the Oil and Gas Leases to be included as Leases hereunder, specifying the amount and configuration of acreage included in each such Additional Well Location on maps attached as exhibits to such addendum and setting forth their agreement that such Additional Well Locations shall be developed in accordance with the terms and conditions of this Agreement.

(d) It is understood and agreed that the assignment of rights under the Leases and the oil and gas development activities contemplated by this Agreement relate only to the Initial Well Locations described herein and to the Additional Well Locations designated pursuant to sub-section (c) above. Nothing contained in this Agreement shall be interpreted to restrict in any manner the right of each of the parties hereto to conduct without the participation of any other party hereto any additional activities relating to exploration, development, drilling, production or delivery of oil and gas on lands adjacent to or in the immediate vicinity of the aforesaid Initial and Additional Well Locations or elsewhere.

2.     Drilling of Wells; Interest of Developer; Right of
Substitution.

(a) Operator, as Developer's independent contractor, agrees to drill, complete (or plug) and operate 36natural gas wells on the 36 Initial Well Locations in accordance with the terms and conditions of this Agreement, and Developer, as a minimum commitment, agrees to participate in and pay the Operator's charges for drilling and completing the wells and any extra costs pursuant to Section 4 hereof in proportion to the share of the Working Interest owned by the Developer in the wells with respect to all 36initial wells, it being expressly understood and agreed that, subject to sub-section (e) below, Developer does not reserve the right to decline participation in the drilling of any of the 36 initial wells to be drilled hereunder.

(b) Operator will use its best efforts to commence drilling the first well within thirty (30) days after the date of this Agreement and to commence the drilling of each of said 36initial wells for which payment is made pursuant to Section 4(b) of this Agreement, on or before March 31, 1997. Subject to the foregoing time limits, Operator shall determine the timing of and the order of the drilling of said 36 Initial Well Locations.

(c) The 36 initial wells to be drilled on the Initial Well Locations designated pursuant to this Agreement and any additional wells drilled hereunder on any Additional Well Locations designated pursuant to Section l(c) above shall be drilled and completed (or plugged) in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographical area of the Well Locations and shall be drilled to a depth sufficient to test thoroughly the objective formation or the deepest assigned depth, whichever is less.

(d) Except as otherwise provided herein, all costs, expenses and liabilities incurred in connection with the drilling and other operations and activities contemplated by this Agreement shall be borne and paid, and all wells, gathering lines of up to approximately 1,500 feet on the Prospect, equipment, materials, and facilities acquired, constructed or installed hereunder shall be owned, by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. Subject to the payment of lessor's royalties and other royalties and overriding royalties, if any, production of oil and gas from the wells to be drilled hereunder shall be owned by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells.

(e) Notwithstanding the provisions of sub-section (a) above, in the event the Operator or Developer determines in good faith, with respect to any Well Location, before operations commence hereunder with respect to such Well Location, based upon the production (or failure of production) of any other wells which may have been recently drilled in the immediate area of such Well Location, or upon newly discovered title defects, or upon such other evidence with respect to the Well Location as may be obtained, that it would not be in the best interest of the parties hereto to drill a well on such Well Location, then the party making the determination shall notify the other party hereto of such determination and the basis therefor and, unless otherwise instructed by Developer, such well shall not be drilled. If such well is not drilled, Operator shall promptly propose a new well location (including such information with respect thereto as Developer may reasonably request) within Pennsylvania or Ohio to be substituted for such original Well Location and Developer shall thereafter have the option for a period of seven (7) business days to either reject or accept the proposed new well location. If the new well location is rejected, Operator shall promptly propose another substitute well location pursuant to the provisions hereof. Once the Developer accepts a substitute well location or does not reject it within said seven
(7) day period, this Agreement shall terminate as to the original Well Location and the substitute well location shall become subject to the terms and conditions hereof.

3.     Operator - Responsibilities in General; Term.

(a) Atlas shall be the Operator of the wells and Well Locations subject to this Agreement and, as the Developer's independent contractor, shall, in addition to its other obligations hereunder, (i) make the necessary arrangements for the drilling and completion of wells and the installation of the necessary gas gathering line systems and connection facilities;
(ii) make the technical decisions required in drilling, testing, completing and operating such wells; (iii) manage and conduct all field operations in connection with the drilling, testing, completing, equipping, operating and producing of the wells; (iv) maintain all wells, equipment, gathering lines and facilities in good working order during the useful life thereof; and (v) perform the necessary administrative and accounting functions. In the performance of work contemplated by this Agreement, Operator is an independent contractor with authority to control and direct the performance of the details of the work.

(b) Operator covenants and agrees that (i) it shall perform and carry on (or cause to be performed and carried on) its duties and obligations hereunder in a good, prudent, diligent and workmanlike manner using technically sound, acceptable oil and gas field practices then prevailing in the geographical area of the aforesaid Well Locations; (ii) all drilling and other operations conducted by, for and under the control of Operator hereunder shall conform in all respects to federal, state and local laws, statutes, ordinances, regulations, and requirements;
(iii) unless otherwise agreed in writing by the Developer, all work performed hereunder pursuant to a written estimate shall conform to the technical specifications set forth in such written estimate and all equipment and materials installed or incorporated in the wells and facilities hereunder shall be new or used and of good quality; (iv) in the course of conducting operations hereunder, it shall comply with all terms and conditions of the Leases (and any related assignments, amendments, subleases, modifications and supplements) other than any minimum drilling commitments contained therein; (v) it shall keep the Well Locations subject to this Agreement and all wells, equipment and facilities located thereon, free and clear of all labor, materials and other liens or encumbrances arising out of operations hereunder; (vi) it shall file all reports and obtain all permits and bonds required to be filed with or obtained from any governmental authority or agency in connection with the drilling or other operations and activities which are the subject of this Agreement; and (vii) it will provide competent and experienced personnel to supervise the drilling, completing (or plugging), and operating of the wells and use the services of competent and experienced service companies to provide any third party services necessary or appropriate in order to perform its duties hereunder.

(c) Atlas shall serve as Operator hereunder until the earliest of (i) the termination of this Agreement pursuant to
Section 13 hereof; (ii) the termination of Atlas as Operator by the Developer which may be effected by the Developer at any time in its discretion, with or without cause; upon sixty (60) days advance written notice to the Operator; or (iii) the resignation of Atlas as Operator hereunder which may occur upon ninety (90) days' written notice to the Developer at any time after five (5) years from the date hereof, it being expressly understood and agreed that Atlas shall have no right to resign as Operator hereunder prior to the expiration of the aforesaid five-year period. Any successor Operator hereunder shall be selected by the Developer. Nothing contained in this sub-section (c) shall relieve or release Atlas or the Developer from any liability or obligation hereunder which accrued or occurred prior to Atlas' removal or resignation as Operator hereunder. Upon any change in Operator pursuant to this provision, the then present Operator shall deliver to the successor Operator possession of all records, equipment, materials and appurtenances used or obtained for use in connection with operations hereunder and owned by the Developer.

4.     Operator's Charges for Drilling and Completing Wells;
Completion Determination

(a) All natural gas wells which are drilled and completed hereunder shall be drilled and completed on a footage basis for a price of $37.39 per foot to the depth of the well at its deepest penetration as recorded by Operator. The aforesaid footage price for each of said natural gas wells shall be set forth in an AFE which shall be attached to this Agreement as an Exhibit, and shall cover all ordinary costs which may be incurred in drilling and completing each such well for production of natural gas, including without limitation, site preparation, permits and bonds, roadways, surface damages, power at the site, water, Operator's overhead and profit, rights-of-way, drilling rigs, equipment and materials, costs of title examination, logging, cementing, fracturing, casing, meters (other than utility purchase meters), connection facilities, salt water collection tanks, separators, siphon string, rabbit, tubing, an average of 1,500 feet of gathering line per well, geological and engineering services and completing two (2) zones; provided, that such footage price shall not include the cost of (i) completing more than two (2) zones; (ii) completion procedures, equipment, or any facilities necessary or appropriate for the production and sale of oil and/or natural gas liquids; and (iii) equipment or materials necessary or appropriate to collect, lift or dispose of liquids for efficient gas production, except that the cost of saltwater collection tanks, separators, siphon string and tubing shall be included in the aforesaid footage price. Any such extra costs shall be billed to Developer in proportion to the share of the Working Interest owned by the Developer in the wells on a direct cost basis equal to the sum of (i) Operator's invoice costs of third party services performed and materials and equipment purchased plus ten percent (10%) to cover supervisory services and overhead; and (ii) Operator's standard charges for services performed directly by it.

(b) In order to enable Operator to commence site preparation for 36 initial wells, to obtain suitable subcontractors for the drilling and completion of such wells at currently prevailing prices, and to insure the availability of equipment and materials, the Developer shall pay to Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, one hundred percent (100%) of the estimated price for all 36 initial wells upon execution of this Agreement, such payment to be nonrefundable in all events, except that Developer shall not be required to pay completion costs prior to the time that a decision is made that the well warrants a completion attempt and Atlas' share of such payments as Managing General Partner of the Developer shall be paid within five (5) business days of notice from Operator that such costs have been incurred. With respect to each additional well drilled on the Additional Well Locations, if any, in order to enable Operator to commence site preparation, to obtain suitable subcontractors for the drilling and completion of such wells at currently prevailing prices, and to insure the availability of equipment and materials, Developer shall pay Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, one hundred percent (100%) of the estimated price for such well upon execution of the applicable addendum pursuant to Section l(c) above, except that Developer shall not be required to pay completion costs prior to the time that a decision is made that the well warrants a completion attempt and Atlas' share of such payments as Managing General Partner of the Developer shall be paid within five (5) business days of notice from Operator that such costs have been incurred. With respect to each well, Developer shall pay to Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, all other costs for such well within five (5) business days of receipt of notice from Operator that such well has been drilled to the objective depth and logged and is to be completed. Developer shall pay, in proportion to the share of the Working Interest owned by the Developer in the wells, any extra costs incurred with respect to each well pursuant to sub-section (a) above within ten (10) business days of its receipt of Operator's statement therefor.

(c) Operator shall determine whether or not to run the production casing for an attempted completion or to plug and abandon any well drilled hereunder; provided, however, that a well shall be completed only if Operator has made a good faith determination that there is a reasonable possibility of obtaining commercial quantities of oil and/or gas.

(d) If Operator determines at any time during the drilling or attempted completion of any well hereunder, in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographic area of the well location, that such well should not be completed, it shall promptly and properly plug and abandon the same. In such event, such well shall be deemed a dry hole and the dry hole footage price for each well drilled hereunder shall be $20.60 per foot multiplied by the depth of the well, as specified in sub-section
(a) above, and shall be charged to the Developer in proportion to the share of the Working Interest owned by the Developer in the well. Any amounts paid by the Developer with respect to such dry hole which exceed the aforesaid dry hole footage price shall be retained by Operator and shall be applied to the costs for an additional well or wells to be drilled on the Additional Well Locations.

5.     Title Examination of Well Locations; Liability for Title
Defects.

(a) The Developer hereby acknowledges that Operator has furnished Developer with the title opinions identified on Exhibit A, and other documents and information which Developer or its counsel has requested in order to determine the adequacy of the title to the Initial Well Locations and leased premises subject to this Agreement. The Developer hereby accepts the title to said Initial Well Locations and leased premises and acknowledges and agrees that, except for any loss, expense, cost or liability caused by the breach of any of the warranties and representations made by Atlas in Section l(b) hereof, any loss, expense, cost or liability whatsoever caused by or related to any defect or failure of such title shall be the sole responsibility of and shall be borne entirely by the Developer.

(b) Prior to commencing the drilling of any well on any Additional Well Location designated pursuant to this Agreement, Operator shall conduct, or cause to be conducted, a title examination of such Additional Well Location, in order to obtain appropriate abstracts, opinions and certificates and other information necessary to determine the adequacy of title to both the applicable Lease and the fee title of the lessor to the premises covered by such Lease. The results of such title examination and such other information as is necessary to determine the adequacy of title for drilling purposes shall be submitted to the Developer for its review and acceptance, and no drilling shall be commenced until such title has been accepted in writing by the Developer. After any title has been accepted by the Developer, any loss, expense, cost or liability whatsoever, caused by or related to any defect or failure of such title shall be the sole responsibility of and shall be borne entirely by the Developer, unless such loss, expense, cost or liability was caused by the breach of any of the warranties and representations made by Atlas in Section l(b) of this Agreement.
6. Operations Subsequent to Completion of the Wells; Price Determinations; Plugging and Abandonment.

(a) Commencing with the month in which a well drilled hereunder begins to produce, Operator shall be entitled to an operating fee of $275 per month for each well being operated under this Agreement, proportionately reduced to the extent the Developer owns less than 100% of the Working Interest in the wells, in lieu of any direct charges by Operator for its services or the provision by Operator of its equipment for normal superintendence and maintenance of such wells and related pipelines and facilities. Such operating fees shall cover all normal, regularly recurring operating expenses for the production, delivery and sale of natural gas, including without limitation well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Developer and government agencies, and collecting and disbursing revenues, but shall not cover costs and expenses related to the (i) production and sale of oil, (ii) collection and disposal of salt water or other liquids produced by the wells, (iii) rebuilding of access roads, and (iv) purchase of equipment, materials or third party services, which, subject to the provisions of sub-section
(c) of this Section 6, shall be paid by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. Any well which is temporarily abandoned or shut-in continuously for the entire month shall not be considered a producing well for purposes of determining the number of wells in such month subject to the aforesaid operating fee.

(b) The monthly operating fee set forth in sub-section (a) above may in the following manner be adjusted annually as of the first day of January (the "Adjustment Date") each year beginning January l, 1998. Such adjustment, if any, shall not exceed the percentage increase in the average weekly earnings of "Crude Petroleum, Natural Gas, and Natural Gas Liquids" workers, as published by the U.S. Department of Labor, Bureau of Labor Statistics, and shown in Employment and Earnings Publication, Monthly Establishment Data, Hours and Earning Statistical Table C-2, Index Average Weekly Earnings of "Crude Petroleum, Natural Gas, and Natural Gas Liquids" workers, SIC Code #131-2, or any successor index thereto, since January l, 1996, in the case of the first adjustment, and since the previous Adjustment Date, in the case of each subsequent adjustment.

(c) Without the prior written consent of the Developer, pursuant to a written estimate submitted by Operator, Operator shall not undertake any single project or incur any extraordinary cost with respect to any well being produced hereunder reasonably estimated to result in an expenditure of more than $5,000, unless such project or extraordinary cost is necessary to safeguard persons or property or to protect the well or related facilities in the event of a sudden emergency. In no event, however, shall the Developer be required to pay for any project or extraordinary cost arising from the negligence or misconduct of Operator, its agents, servants, employees, contractors, licensees or invitees. All extraordinary costs incurred and the cost of projects undertaken with respect to a well being produced hereunder shall be billed at the invoice cost of third party services performed or materials purchased together with a reasonable charge by Operator for services performed directly by it, in proportion to the share of the Working Interest owned by the Developer in the wells. Operator shall have the right to require the Developer to pay in advance of undertaking any such project all or a portion of the estimated costs thereof in proportion to the share of the Working Interest owned by the Developer in the wells.

(d) Developer shall have no interest in the pipeline gathering system, which gathering system shall remain the sole property of Operator and shall be maintained at Operator's sole cost and expense.

(e) Notwithstanding anything herein to the contrary, the Developer shall have full responsibility for and bear all costs in proportion to the share of the Working Interest owned by the Developer in the wells with respect to obtaining price determinations under and otherwise complying with the Natural Gas Policy Act of 1978 and the implementing state regulations. Such responsibility shall include, without limitation, preparing, filing, and executing all applications, affidavits, interim collection notices, reports and other documents necessary or appropriate to obtain price certification, to effect sales of natural gas, or otherwise to comply with said Act and the implementing state regulations. Operator agrees to furnish such information and render such assistance as the Developer may reasonably request in order to comply with said Act and the implementing state regulations without charge for services performed by its employees.

(f) The Developer shall have the right to direct Operator to plug and abandon any well which has been completed hereunder as a producer, and Operator shall not plug and abandon any such well prior to obtaining the written consent of the Developer; provided, however, that if Operator in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographic area of the well location, determines that any such well should be plugged and abandoned and makes a written request to the Developer for authority to plug and abandon any such well and the Developer fails to respond in writing to such request within forty-five
(45) days following the date of such request, then the Developer shall be deemed to have consented to the plugging and abandonment of such well(s). All costs and expenses related to plugging and abandoning the wells which have been drilled and completed as producing wells hereunder shall be borne and paid by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. At any time after three (3) years from the date each well drilled and completed hereunder is placed into production, Operator shall have the right to deduct each month from the proceeds of the sale of the production from the well operated hereunder up to $200, in proportion to the share of the Working Interest owned by the Developer in the wells, for the purpose of establishing a fund to cover the estimated costs of plugging and abandoning said well. All such funds shall be deposited in a separate interest bearing escrow account for the account of the Developer, and the total amount so retained and deposited shall not exceed Operator's reasonable estimate of such costs.

7.     Billing and Payment Procedure with Respect to Operation of
Wells; Records, Reports and Information.

(a) Operator shall promptly and timely pay and discharge on behalf of the Developer, in proportion to the share of the Working Interest owned by the Developer in the wells, all severance taxes, royalties, overriding royalties, operating fees, pipeline gathering charges and other expenses and liabilities payable and incurred by reason of its operation of the wells in accordance with this Agreement and shall pay, in proportion to the share of the Working Interest owned by the Developer in the wells, on or before the due date any third party invoices rendered to Operator with respect to such costs and expenses; provided, however, that Operator shall not be required to pay and discharge as aforesaid any such costs and expenses which are being contested in good faith by Operator. Operator shall deduct the foregoing costs and expenses from the Developer's share of the proceeds of the oil and/or gas sold from the wells operated hereunder and shall keep an accurate record of the Developer's account hereunder, showing expenses incurred and charges and credits made and received with respect to each well. In the event that such proceeds are insufficient to pay said costs and expenses, Operator shall promptly and timely pay and discharge the same, in proportion to the share of the Working Interest owned by the Developer in the wells, and prepare and submit an invoice to the Developer each month for said costs and expenses, such invoice to be accompanied by the form of statement specified in sub-section (b) below. Any such invoice shall be paid by the Developer within ten (10) business days of its receipt.

(b) Operator shall disburse to the Developer, on a monthly basis, the Developer's share of the proceeds received from the sale of oil and/or gas sold from the wells operated hereunder, less (i) the amounts charged to the Developer under sub-section
(a) hereof, and (ii) such amount, if any, withheld by Operator for future plugging costs pursuant to sub-section (f) of Section
6. Each such disbursement made and/or invoice submitted pursuant to sub-section (a) above shall be accompanied by a statement itemizing with respect to each well (i) the total production of oil and/or gas since the date of the last disbursement or invoice billing period, as the case may be, and the Developer's share thereof, (ii) the total proceeds received from any sale thereof, and the Developer's share thereof, (iii) the costs and expenses deducted from said proceeds and/or being billed to the Developer pursuant to sub-section (a) above, (iv) the amount withheld for future plugging costs, and (v) such other information as Developer may reasonably request, including without limitation copies of all third party invoices listed thereon for such period. Operator agrees to deposit all proceeds from the sale of oil and/or gas sold from the wells operated hereunder in a separate checking account maintained by Operator, which account shall be used solely for the purpose of collecting and disbursing funds constituting proceeds from the sale of production hereunder.

(c)     In addition to the statements required under sub-section
(b) above, Operator, within seventy-five (75) days after the completion of each well drilled hereunder, shall furnish the Developer with a detailed statement itemizing with respect to such well the total costs and charges under Section 4(a) hereof and the Developer's share thereof, and such information as is necessary to enable the Developer (i) to allocate any extra costs incurred with respect to such well between tangible and intangible and (ii) to determine the amount of investment tax credit, if applicable.

(d) Upon request, Operator shall promptly furnish the Developer with such additional information as it may reasonably request, including without limitation geological, technical and financial information, in such form as may reasonably be requested, pertaining to any phase of the operations and activities governed by this Agreement. The Developer and its authorized employees, agents and consultants, including independent accountants shall, at Developer's sole cost and expense, (i) upon at least ten (10) days' written notice have access during normal business hours to all of Operator's records pertaining to operations hereunder, including without limitation, the right to audit the books of account of Operator relating to all receipts, costs, charges and expenses under this Agreement, and (ii) have access, at its sole risk, to any wells drilled by Operator hereunder at all times to inspect and observe any machinery, equipment and operations.



8.     Operator's Lien.

(a) The Developer hereby grants Operator a first and preferred lien on and security interest in the interest of the Developer covered by this Agreement, and in the Developer's interest in oil and gas produced and the proceeds thereof, and upon the Developer's interest in materials and equipment, to secure the payment of all sums due from Developer to Operator under the provisions of this Agreement.

(b) In the event that the Developer fails to pay any amount owing hereunder by it to the Operator within the time limit for payment thereof, Operator, without prejudice to other existing remedies, is authorized at its election to collect from any purchaser or purchasers of oil or gas and retain the proceeds from the sale of the Developer's share thereof until the amount owed by the Developer, plus twelve percent (12%) interest on a per annum basis and any additional costs (including without limitation actual attorneys' fees and costs) resulting from such delinquency, has been paid. Each purchaser of oil or gas shall be entitled to rely upon Operator's written statement concerning the amount of any default.

9.     Successors and Assigns; Transfers; Appointment of Agent.

(a) This Agreement shall be binding upon and shall inure to the benefit of the undersigned parties and their respective successors and permitted assigns; provided, however, that Operator may not assign, transfer, pledge, mortgage, hypothecate, sell or otherwise dispose of any of its interest in this Agreement, or any of the rights or obligations hereunder, without the prior written consent of the Developer, except that such consent shall not be required in connection with (i) the assignment of work to be performed for Operator by subcontractors, it being understood and agreed, however, that any such assignment to Operator's subcontractors shall not in any manner relieve or release Operator from any of its obligations and responsibilities under this Agreement, or (ii) any lien, assignment, security interest, pledge or mortgage arising under or pursuant to Operator's present or future financing arrangements, or (iii) the liquidation, merger, consolidation or sale of substantially all of the assets of Operator or other corporate reorganization; and provided, further, that in order to maintain uniformity of ownership in the wells, production, equipment, and leasehold interests covered by this Agreement, and notwithstanding any other provisions to the contrary, the Developer shall not, without the prior written consent of Operator, sell, assign, transfer, encumber, mortgage or otherwise dispose of any of its interest in the wells, production, equipment or leasehold interests covered hereby unless such disposition encompasses either (i) the entire interest of the Developer in all wells, production, equipment and leasehold interests subject hereto or (ii) an equal undivided interest in all such wells, production, equipment, and leasehold interests.

(b) Subject to the provisions of sub-section (a) above, any sale, encumbrance, transfer or other disposition made by the Developer of its interests in the wells, production, equipment, and/or leasehold interests covered hereby shall be made (i) expressly subject to this Agreement, (ii) without prejudice to the rights of the other party, and (iii) in accordance with and subject to the provisions of the Lease.

(c) If at any time the interest of the Developer is divided among or owned by co-owners, Operator may, at its discretion, require such co-owners to appoint a single trustee or agent with full authority to receive notices, reports and distributions of the proceeds from production, to approve expenditures, to receive billings for and approve and pay all costs, expenses and liabilities incurred hereunder, to exercise any rights granted to such co-owners under this Agreement, to grant any approvals or authorizations required or contemplated by this Agreement, to sign, execute, certify, acknowledge, file and/or record any agreements, contracts, instruments, reports, or documents whatsoever in connection with this Agreement or the activities contemplated hereby, and to deal generally with, and with power to bind, such co-owners with respect to all activities and operations contemplated by this Agreement; provided, however, that all such co-owners shall continue to have the right to enter into and execute all contracts or agreements for their respective shares of the oil and gas produced from the wells drilled hereunder in accordance with sub-section (c) of Section 11 hereof.

10.     Insurance; Operator's Liability.

(a) Operator shall obtain and maintain at its own expense so long as it is Operator hereunder all required Workmen's Compensation Insurance and comprehensive general public liability insurance in amounts and coverage not less than $1,000,000 per person per occurrence for personal injury or death and $1,000,000 for property damage per occurrence, which insurance shall include coverage for blow-outs and total liability coverage of not less than $10,000,000. Subject to the aforesaid limits, the Operator's general public liability insurance shall be in all respects comparable to that generally maintained in the industry with respect to services of the type to be rendered and activities of the type to be conducted under this Agreement; Operator's general public liability insurance shall, if permitted by Operator's insurance carrier, (i) name the Developer and all of Developer's Investor General Partners as additional insured parties, and (ii) provide that at least thirty (30) days' prior notice of cancellation and any other adverse material change in the policy shall be given to the Developer and its Investor General Partners; provided, that the Developer shall reimburse Operator for the additional cost, if any, of including it and its Investor General Partners as additional insured parties under the Operator's insurance. Current copies of all policies or certificates thereof shall be delivered to the Developer upon request. It is understood and agreed that Operator's insurance coverage may not adequately protect the interests of the Developer hereunder and that the Developer shall carry at its expense such excess or additional general public liability, property damage, and other insurance, if any, as the Developer deems appropriate.

(b) Operator shall require all of its subcontractors to carry all required Workmen's Compensation Insurance and to maintain such other insurance, if any, as Operator in its discretion may require.

(c) Operator's liability to the Developer as Operator hereunder shall be limited to, and Operator shall indemnify the Developer and hold it harmless from, claims, penalties, liabilities, obligations, charges, losses, costs, damages or expenses (including but not limited to reasonable attorneys' fees) relating to, caused by or arising out of (i) the noncompliance with or violation by Operator, its employees, agents, or subcontractors of any local, state or federal law, statute, regulation, or ordinance; (ii) the negligence or misconduct of Operator, its employees, agents or subcontractors; or (iii) the breach of or failure to comply with any provisions of this Agreement.

11.     Internal Revenue Code Election; Relationship of Parties;
Right to Take Production in Kind.

(a) With respect to this Agreement, each of the parties hereto elects, under the authority of Section 761 (a) of the Internal Revenue Code of 1986, as amended, to be excluded from the application of all of the provisions of Subchapter K of Chapter 1 of Sub Title A of the Internal Revenue Code of 1986, as amended. If the income tax laws of the state or states in which the property covered hereby is located contain, or may hereafter contain, provisions similar to those contained in the Subchapter of the Internal Revenue Code of 1986, as amended, referred to under which a similar election is permitted, each of the parties agrees that such election shall be exercised. Beginning with the first taxable year of operations hereunder, each party agrees that the deemed election provided by Section 1.761-2(b)(2)(ii) of the Regulations under the Internal Revenue Code of 1986, as amended, will apply; and no party will file an application under
Section 1.761-2 (b)(3)(i) and (ii) of said Regulations to revoke such election. Each party hereby agrees to execute such documents and make such filings with the appropriate governmental authorities as may be necessary to effect such election.

(b) It is not the intention of the parties hereto to create, nor shall this Agreement be construed as creating, a mining or other partnership or association or to render the parties liable as partners or joint venturers for any purpose. Operator shall be deemed to be an independent contractor and shall perform its obligations as set forth herein or as otherwise directed by the Developer.

(c) Subject to the provisions of Section 8 hereof, the Developer shall have the exclusive right to sell or dispose of its proportionate share of all oil and gas produced from the wells to be drilled hereunder, exclusive of production which may be used in development and producing operations, production unavoidably lost, and production used to fulfill any free gas obligations under the terms of the applicable Lease or Leases; and Operator shall not have any right to sell or otherwise dispose of such oil and gas. The Developer shall have the exclusive right to execute all contracts relating to the sale or disposition of its proportionate share of the production from the wells drilled hereunder. Developer shall have no interest in any gas purchase agreements of Operator, except the right to receive Developer's share of the proceeds received from the sale of any gas or oil from wells developed hereunder. The Developer agrees to designate Operator or Operator's designated bank agent as the Developer's collection agent in any such contract. Upon request, Operator shall render assistance in arranging such sale or disposition and shall promptly provide the Developer with all relevant information which comes to Operator's attention regarding opportunities for sale of production. In the event Developer shall fail to make the arrangements necessary to take in kind or separately dispose of its proportionate share of the oil and gas produced hereunder, Operator shall have the right, subject to the revocation at will by the Developer, but not the obligation, to purchase such oil and gas or sell it to others at any time and from time to time, for the account of the Developer at the best price obtainable in the area for such production, however, Operator shall have no liability to Developer should Operator fail to market such production. Any such purchase or sale by Operator shall be subject always to the right of the Developer to exercise at any time its right to take in kind, or separately dispose of, its share of oil and gas not previously delivered to a purchaser. Any purchase or sale by Operator of any other party's share of oil and gas shall be only for such reasonable periods of time as are consistent with the minimum needs of the Industry under the particular circumstance, but in no event for a period in excess of one (1) year.
12.     Force Majeure.

(a) If Operator is rendered unable, wholly or in part, by force majeure (as hereinafter defined) to carry out its obligations under this Agreement, the Operator shall give to the Developer prompt written notice of the force majeure with reasonably full particulars concerning it; thereupon, the obligations of the Operator, so far as it is affected by the force majeure, shall be suspended during but no longer than, the continuance of the force majeure. Operator shall use all reasonable diligence to remove the force majeure as quickly as possible to the extent the same is within reasonable control.

(b) The term "force majeure" shall mean an act of God, strike, lockout, or other industrial disturbance, act of the public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion, governmental restraint, unavailability of equipment or materials, plant shut-downs, curtailments by purchasers and any other causes whether of the kind specifically enumerated above or otherwise, which directly precludes Operator's performance hereunder and is not reasonably within the control of the Operator.

(c) The requirement that any force majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes, lockouts, or other labor difficulty affecting the Operator, contrary to its wishes; the method of handling all such difficulties shall be entirely within the discretion of the Operator.

13.     Term.

This Agreement shall become effective when executed by Operator and the Developer and, except as provided in sub-section (c) of
Section 3, shall continue and remain in full force and effect for the productive lives of the wells being operated hereunder.

14.     Governing Law and Invalidity.

This Agreement shall be governed by, construed and interpreted in accordance with the laws of the Commonwealth of Pennsylvania. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

15.     Integration.

This Agreement, including the Exhibits hereto, constitutes and represents the entire understanding and agreement of the parties with respect to the subject matter hereof and supersedes all prior negotiations, understandings, agreements, and representations relating to the subject matter hereof. No change, waiver, modification, or amendment of this Agreement shall be binding or of any effect unless in writing duly signed by the party against which such change, waiver, modification, or amendment is sought to be enforced.

16.     Waiver of Default or Breach.

No waiver by any party hereto to any default of or breach by any other party under this Agreement shall operate as a waiver of any future default or breach, whether of like or different character or nature.

17.     Notices.

Unless otherwise provided herein, all notices, statements, requests, or demands which are required or contemplated by this Agreement shall be in writing and shall be hand-delivered or sent by registered or certified mail, postage prepaid, to the following addresses until changed by certified or registered letter so addressed to the other party:

(i)     If to Atlas, to:

Atlas Resources, Inc.
311 Rouser Road
Moon Township, Pennsylvania 15108
Attention: President


(ii)     If to Developer, to:

Atlas-Energy for the Nineties-Public #5 Ltd.
c/o Atlas Resources, Inc.
311 Rouser Road
Moon Township, Pennsylvania 15108

Notices which are served by registered or certified mail upon the parties hereto in the manner provided in this Section shall be deemed sufficiently served or given for all purposes under this Agreement at the time such notice shall be mailed as provided herein in any post office or branch post office regularly maintained by the United States Postal Service or any successor to the functions thereof. All payments hereunder shall be hand-delivered or sent by United States mail, postage prepaid to the addresses set forth above until changed by certified or registered letter so addressed to the other party.

18.     Interpretation.

Whenever this Agreement makes reference to "this Agreement" or to any provision "hereof," or words to similar effect, such reference shall be construed to refer to the within instrument unless the context clearly requires otherwise. The titles of the Sections herein have been inserted as a matter of convenience of reference only and shall not control or affect the meaning or construction of any of the terms and provisions hereof. As used in this Agreement, the plural shall include the singular and the singular shall include the plural whenever appropriate.

19.     Counterparts.

The parties hereto may execute this Agreement in any number of separate counterparts, each of which, when executed and delivered by the parties hereto, shall have the force and effect of an original; but all such counterparts shall be deemed to constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement under their respective seals as of the day and year first above written.
Attest

 /s/ Bruce M. Wolf
Secretary
[Corporate Seal]



[Corporate Seal]

ATLAS RESOURCES, INC.

By:/s/ J.R. O'Mara President



ATLAS-ENERGY FOR NINETIES-PUBLIC #5 LTD.

By its Managing General Partner:

ATLAS RESOURCES, INC.

By: /s/ J. R. O' Mara, President


        ===========    -----------    ==============

        Exhibit "A" Drilling and Operating Agreement


ATLAS ENERGY FOR THE NINETIES -- PUBLIC #5 LTD.

MERCER COUNTY:

Babcock No. I (Coolspring Township)

Oil and Gas Lease from Edith L. Babcock, widow and not remarried, to Atlas Resources, Inc., dated August 17, 1995 and recorded September 13, 1995 in Volume 95 DR 11526 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A- V and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated September 4, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Barber No. 2 (Coolspring Township)

Oil and Gas Lease from Edna M. Barber, widow and not remarried, to Atlas Resources, Inc., dated July 18, 1995 and recorded August 23, 1995 in Volume 95 DR 09415 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-2" and made a part hereof Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated June 18, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Fon-nation, subject to the landowners' royalty interest.

Black No. 2 (Coolspring Township)

Oil and Gas Lease from Robert W. Black and Betsy A. Black, husband and wife, to Atlas Resources, Inc., dated May 18, 1995 and recorded June 16, 1995 in Volume 95 DR 07195 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 38.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-3" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated September 9, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


Court No. I (Coolspring Township)

Oil and Gas Lease from John C. Court and Gale D. Court, husband and wife, to Atlas Resources, Inc., dated March 3, 1995 and recorded March 28, 1995 in Volume 95 DR 03411 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-4" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated August 29, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Hissom No. 1 (Coolspring Township)

Oil and Gas Lease from James P. Hissom and Marietta S. Hissom, husband and wife, to Atlas Resources, Inc., dated May 23, 1996 and recorded June 17, 1996 in Volume 96 DR 08272 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing
50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-5" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated September 11, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Kelly No. 2 (Coolspring Township)

Oil and Gas Lease from Edward L. Kelly and Julie A. Kelly, husband and wife, to Atlas Resources, Inc., dated February 11, 1996 and recorded March 1, 1996 in Volume 96 DR 02485 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing
50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-6" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated September 9, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Kingerski No. 2 (Coolspring Township)

Oil and Gas Lease from John W. Kingerski and Irene K. Kingerski, husband and wife, to Atlas Resources, Inc., dated May 26, 1995 and recorded June 16, 1995 in Volume 95 DR 07199 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-7" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated April 25, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


McCullough No. I I (Coolspring Township

Oil and Gas Lease from Thomas P. McCullough and Helen M. McCullough, husband and wife, to Atlas Resources, Inc., dated April 21, 1994 and recorded May 17, 1994 in Volume 94 DR 07363 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-8" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated September 11, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

McEwen No. 1 (Coolspring Township)

Oil and Gas Lease from Margaret M. McEwen, widow and not remarried, to Atlas Resources, Inc., dated April 20, 1995 and recorded April 26, 1995 in Volume 95 DR 04728 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-9" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated April 22, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Rains No. 1 (Coolspring Township)

Oil and Gas Lease from Austin C. Rains and Dorothy W. Rains, husband and wife, to Atlas Resources, Inc., dated July 25, 1995 and recorded August 29, 1995 in Volume 95 DR 09312 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing
35.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-10" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated June 30, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Sines No. 3 (Coolspring Township)

Oil and Gas Lease from Donald J. Sines and Mary E. Sines, husband and wife, to Atlas Resources, Inc., dated May 6, 1996 and recorded June 7, 1996 in Volume 96 DR 07805 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 3 8.16 acres, more or less, as shown on the plat attached hereto as Exhibit "A- I I " and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601, dated October 3, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Steele No. I (CooLspring Township)

Oil and Gas Lease ftom Samuel A. Steele and Martha E. Steele, husband and wife, to Atlas Resources, Inc., dated August 17, 1995 and recorded September 13, 1995 in Volume 95 DR 11525 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing
50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-12" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. box 2446, Alliance, Ohio 44601, dated October 9, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Tait No. 3 (Coolspring Tow ship)

Oil and Gas Lease from Nancy E. Tait, divorced and not remarried, to Atlas Resources, Inc., dated June 27, 1995 and recorded July 14, 1995 in Volume 95 DR 08847 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-13" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated June 19, 1995. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Vogan No. 3 (Coolspring Township)

Oil and Gas Lease from Katherine A. Vogan, widow and not remarried, to Atlas Resources, Inc., dated July 11, 1995 and recorded August 22, 1995 in Volume 95 DR 09399 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-14" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. box 2446, Alliance, Ohio 44601, dated October 24, 1995. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Clark No. 5 (Fairview Township)

Oil and Gas Lease from Edgar L. Clark, Jr. and Patricia A. Clark, husband and wife, to Atlas Resources, Inc., dated August 12, 1996 and recorded August 21, 1996 in Volume 96 DR 1203 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-15" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. box 2446, Alliance, Ohio 44601, dated March 14, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Fon-nation, subject to the landowners' royalty interest.

Morley Unit #1 (Fairview Township

as more fully described in a certain Consolidation of Oil and Gas Leases dated January 21, 1997 and recorded January 22, 1997 in Volume 97 DR 00779 of the Mercer County Records,
ASSIGNING, HEREIN, HOWEVER, ALL that portion of said Leases containing
50.00 acres,
more or less, as shown on the plat attached hereto as Exhibit "A-16" and made a part hereof.
Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446,
Alliance, Ohio 44601 dated March 13, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Kloos No. 4 (FindIff Township)

Oil and Gas Lease from Glenn C. Kloos and Imogene E. Kloos, husband and wife, to Atlas Resources, Inc., dated November 28, 1990 and recorded January 4, 1991 in Volume 91 DR 00148; Extension of Lease Agreement dated July 11, 1995 and recorded August 22, 1995 in Volume 95 DR 09401 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-17" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated January 19, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Dye Unit No. 1 (Jackson Township)

as more fully described in a certain Consolidation of Oil and Gas Leases dated April 10, 1995 and recorded May 5, 1995 in Volume 95 DR 05285 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, ALL that portion of said Leases containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-18" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated April 15, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


Hall No. I (Jackson Townshipl

Oil and Gas Lease from Rick L. Hall and Cynthia L. Hall, husband and wife, to Atlas Resources, Inc., dated November 13, 1995 and recorded November 27, 1995 in Volume 95 DR 15 23 1 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing
50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-19" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated April 15, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Kurtek No. 1 (Jackson Townshfipj

Oil and Gas Lease from Louis Kurtek and Denise Kurtek, husband and wife, to Atlas Resources, Inc., dated April 21, 1993 and recorded May 20, 1993 in Volume 93 DR 06599of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-20" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated July 29, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

McDowell No. 11 (Jackson Township)

Oil and Gas Lease from Sandra E. McDowell, widow and not remarried, (one half interest), to Atlas Resources, Inc., dated March 29, 1996 and recorded April 29, 1996 in Volume 96 DR 05501 of the Mercer County Records; and Oil and Gas Lease from John A. McDowell 11, single, (one fourth interest), and Cheryl L. Cashdollar and Tyrone J. Cashdollar, husband and wife, (one fourth interest), to Atlas Resources, Inc., dated March 14, 1996 and recorded April 29, 1996 in Volume 96 DR 05507 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-21" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated September 13, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


McDowell No. 14 (Jackson Township)

Oil and Gas Lease from Leona M. McDowell, widow and not remarried, to Atlas Resources, Inc., dated October 20, 1996 and recorded November 12, 1996 in Volume 96 DR 16618 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-22" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated March 18, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Peterka No. 2 Ljackson Township)

Oil and Gas Lease from Frank Peterka, widower and not remarried, to Atlas Resources, Inc., dated August 29, 1995 and recorded September 13, 1995 in Volume 95 DR 11534 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-23" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated April 22, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Vernam Unit No. 1 (Jackson Township)

as more fully described in a certain Consolidation of Oil and Gas Leases dated December 16, 1996 and recorded January 7, 1997 in Volume 97 DR 00153 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, ALL that portion of said Leases containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-24" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated April 15, 1996. The Developer's interest in the leasehold. estate constituting this well location is an undivided 100% Working Interest to those oil and gasrights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


Carrier No. I (Jefferson Township)

Oil and Gas Lease from Ralph Carrier and Mary A. Carrier, husband and wife, to Atlas Resources, Inc., dated June 19, 1996 and recorded July 18, 1996 in Volume 96 DR 10039 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-25" and made a part hereof. Title opinion of Hunter & Hunter, 260 East Main Street, Suite 200, Alliance, Ohio 44601, dated February 15, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Wl-lirlpool Formation, subject to the landowners' royalty interest.

Rueberger Unit No. I (Lackawannock Township)

as more fully described in a certain Consolidation of Oil and Gas Leases dated January 21, 1997, and recorded January 22, 1997 in Volume 97 DR 00780 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, ALL that portion of said Leases containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-26" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated November 20, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Andrews Unit #1 (Mill Creek Township)

Oil and Gas Lease from Glenn C. Andrews and Helen M. Andrews, a/k/a Helen Andrews, husband and wife, to the Cabot Oil and Gas Corporation, dated March 9, 1994; The primary term commenced May 17, 1994, and recorded April 6, 1994, in Volume 94 DR 4971 of the Mercer County Records. Assignment of Oil and Gas Lease from The Cabot Oil and Gas Corporation, to Atlas Resources, Inc., dated December 16, 1996, and recorded February 7, 1997 in Volume 97 DR 1557 of the Mercer County Records ASSIGNING, HEREIN, HOWEVER, only that portion of said Lease containing 18.55 acres, more or less, as shown on the plat attached hereto as Exhibit "A-27" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated August 27, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


DonIgy No. 1 (Mill Creek Township)

Oil and Gas Lease from Paul A. Donley and Ada Donley, husband and wife, to Atlas Resources, Inc., dated June 13, 1996 and recorded July 29, 1996 in Volume 96 DR 10625 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-28" and made a part hereof Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated March 24, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 91% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Winger No. 1 (Mill Creek Township)

Oil and Gas Lease from Jeanne I. Winger and Donald Winger (signs Donald
D. Winger), wife and husband, to Cabot Oil & Gas Corporation dated March 10, 1993; The primary terms commenced September 20, 1993, and recorded April 27, 1993 in Volume 93 DR 05295 of the Mercer County Records. Assignment of Oil and Gas lease from Cabot Oil and Gas Corporation, to Atlas Resources, Inc., dated December 16, 1996, and recorded February 7, 1997 in Volume 97 DR 1557 of the Mercer County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 45.80 acres, more or less, as shown on the plat attached hereto as Exhibit "A-29" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated March 18, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

BUTLER COUNTY:

Coast No. 1 (Marion Townshio

Oil and Gas Lease from Sylvia M. Coast, widow and not remarried, to Atlas Resources, Inc., dated November 2, 1994 and recorded June 10, 1996 in BK2636 PG0587 of the Butler County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 43.05 acres, more or less, as shown on the plat attached hereto as Exhibit "A-30" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated October 4, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


Myers Unit No. 2 (Marion Towns"I

as more fully described in a certain Consolidation of Oil and Gas Leases dated December 9, 1996, and recorded February 5, 1997 in BK2708 PGO172 of the Butler County Records, ASSIGNING, HEREIN, HOWEVER, ALL that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-3 V and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated March 13, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

LAWRENCE COUNTY:

Harris Unit No. 3 Mashington Township)

as more fully described in a certain Consolidation of Oil and Gas Leases dated January 21, 1997, and recorded January 29, 1997 in BK1329 PG029 of the Lawrence County Records, ASSIGNING, HEREIN, HOWEVER, ALL that portion of said Leases containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-32" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated March 21, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Byler No. 11 (Wilmington Township)

Oil and Gas Lease from Levi U. Byler and Ella J. Byler, husband and wife, to Atlas Resources, Inc., dated July 26, 1996; Effective October 16, 1996 and recorded August 22, 1996 in BK1299 P0415 of the Lawrence County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 32.80 acres, more or less, as shown on the plat attached hereto as Exhibit "A-33" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated November 27, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.


Byler No. 14 (Wilmington Townshipj

Oil and Gas Lease from Jonathan J. Byler and Dena M. Byler, husband and wife, to Atlas Resources, Inc., dated July 29, 1996; Effective September 27, 1996 and recorded August 22, 1996 in BK1299 PG406 of the Lawrence County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-34" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated September 18, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Hostetler No. 3 (Wilmington Township)
Oil and Gas Lease from Andy Y. Hostetler and Christina K.
Hostetler, husband and wife, to

Atlas Resources, Inc., dated July 29, 1996; Effective October 16, 1996 and recorded August 22, 1996 in BK1299 PG403 of the Lawrence County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 50.00 acres, more or less, as shown on the plat attached hereto as Exhibit "A-35" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated November 27, 1996. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

Kurtz No. 2 (Wilmington Township)

Oil and Gas Lease from Andrew E. Kurtz and Elsie D. Kurtz, husband and wife, to Atlas Resources, Inc., dated July 26, 1996; Effective September 27, 1996 and recorded August 22, 1996 in BK1299 PG409 of the Lawrence County Records, ASSIGNING, HEREIN, HOWEVER, only that portion of said lease containing 36.09 acres, more or less, as shown on the plat attached hereto as Exhibit "A-36" and made a part hereof. Title opinion of Geiger, Teeple, Smith & Hahn, P.L.L., 260 East Main Street, P. 0. Box 2446, Alliance, Ohio 44601 dated January 29, 1997. The Developer's interest in the leasehold estate constituting this well location is an undivided 100% Working Interest to those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowners' royalty interest.

=====================================================================
EXHIBT 23(a)


                                McLaughlin & Courson
                             Certified Public Accountants
                              2002 Law & Finance Building
                                Pittsburgh, PA  15219
                                 Phone:  412-261-0630



CONSENT OF INDEPENDENT AUDITOR

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #5 LTD.




The firm, as Independent Certified Public Accountants, hereby consents to the use of the audit report dated February 10, 1998, on the balance sheet of Atlas-Energy for the Nineties-Public #5 Ltd., a Pennsylvania Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners' capital accounts and cash flows for the year then ended, in the U.S. Securities and Exchange Commission Form 10-KSB and any amendments thereto for Atlas-Energy for the Nineties-Public #5 Ltd.



McLaughlin & Courson
Certified Public Accountants



/s/ McLaughlin & Courson



March 30, 1998
Pittsburgh, Pennsylvania