Form 10KSB/A
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-04-01
CIK 1020215

U.S. Securities and Exchange Commission

                         Washington, D.C.  20549

                                FORM 10-KSB
                                  AMENDED

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

ADMINISTRATIVE COSTS. The Managing General Partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, which will be proportionately reduced if less than 100% of the working interest in a
well is acquired.   With respect to the net wells during the calendar
year ending December 31, 1997, the Managing General Partner received
$25,912.

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