Form 10KSB/A
period 1997-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-04-30
CIK 1020215

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

                        Commission  file  number    33-09991

                     Atlas-Energy  for  the  Nineties-Public  #5  Ltd.
                   (Name  of  small  business  issuer  in  its  charter)

         Pennsylvania                               25-1795703
    (State or other jurisdiction of       (I.R.S.Employer Identification No,)
    incorporation  or  organization)

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

                                     None
                               (Title  of  Class)

     Check  whether  the  issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X
     ----
No   ____

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

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes   X          No

----------------------------------------------------------------------------
                               March 31, 1998

            1997 Fiscal Year Annual Report to Participants in Atlas-Energy for the Nineties-Public #5 Ltd.
        Pursuant to Section 4.03(b)(1) of the Partnership Agreement

(a) Audited financial statements of the Partnership for the fiscal year ending December 31, 1997, are included in this report.

(b) The Partnership total fees and compensation including any unaccountable, fixed payment reimbursements for Administrative Costs and Operating Costs, paid by the Partnership, or indirectly on behalf of the Partnership, to the Managing General Partner, the Operator and their Affiliates. $188,563.

Percentage that the annual unaccountable fixed fee reimbursement for Administrative Costs bears to annual Partnership revenues.  2.45%

(c)     The following table describes the Partnership's 36 gross wells
                    (35.91 net wells) drilled in 1997.
                                             Net
                       Approx.         Approx     Wrkg      Revenue
   Well          Completed     Location         Acres     Int.     Interest     Cost

Andrews #1          Yes     Mercer Co., PA     18     100%     84.38%     $190,988.29
Babcock #1          Yes     Mercer Co., PA     50     100%     87.50%     $191,955.00
Barber #2           Yes     Mercer Co., PA     50     100%     87.50%     $195,133.36
Black #2            Yes     Mercer Co., PA     40     100%     87.50%     $163,070.61
Byler #11           Yes     Lawrence Co., PA   50     100%     87.50%     $175,694.00
Byler #4            Yes     Lawrence Co., PA   50     100%     87.50%     $180,705.89
Carrier #1          Yes     Mercer Co., PA     50     100%     87.50%     $167,616.54
Clark #5            Yes     Mercer Co., PA     50     100%     87.50%     $197,003.66
Coast #1            Yes     Butler Co., PA     50     100%     87.50%     $201,230.81
Court #1            Yes     Mercer Co., PA     50     100%     87.50%     $184,958.70
Donley #1           Yes     Mercer Co., PA     50     100%     87.50%     $187,483.14
Dye #1              Yes     Mercer Co., PA     50     100%     87.50%     $168,128.72
Hall #1             Yes     Mercer Co., PA     52     100%     87.50%     $184,500.48
Harris #3           Yes     Lawrence Co., PA   50     100%     87.50%     $191,192.53
Hissom #1           Yes     Mercer Co., PA     50     100%     87.50%     $180,392.29
Hosstetler #3       Yes     Lawrence Co., PA   50     100%     87.50%     $186,772.97
Kelly #2            Yes     Mercer Co., PA     50     100%     87.50%     $173,001.72
Kingerski #2        Yes     Mercer Co., PA     50     100%     87.50%     $184,717.88
Kloos #4            Yes     Mercer Co., PA     50     100%     87.50%     $172,808.57
Kurtek #1           Yes     Mercer Co., PA     50     100%     87.50%     $188,575.93
Kurtz #2            Yes     Lawrence Co., PA   50     100%     87.50%     $196,464.86
McCullough #11      Yes     Mercer Co., PA     50     100%     87.50%     $188,566.37
McDowell #11        Yes     Mercer Co., PA     50     100%     87.50%     $181,152.01
McDowell # 14       Yes     Mercer Co., PA     50     100%     87.50%     $167,336.98
McEwen # 1          Yes     Mercer Co., PA     50     100%     87.50%     $197,444.49
Morley # 1          Yes     Mercer Co., PA     42     100%     87.50%     $196,764.95
Myers #2            Yes     Butler Co., PA     50     100%     87.50%     192,324.82
Peterka #2          Yes     Mercer Co., PA     50     100%     87.50%     $268,030.21
Rains #1            Yes     Mercer Co., PA     35     100%     87.50%     $196,170.98
Rueberber #1        Yes     Mercer Co., PA     55     100%     87.50%     $202,884.03
Sines #3            Yes     Mercer Co., PA     40     100%     87.50%     $180,264.64
Steele #1           Yes     Mercer Co., PA     50     100%     87.50%     $174,644.98
Tait #3             Yes     Mercer Co., PA     50     100%     87.50%     $175,373.77
Vernam #1           Yes     Mercer Co., PA     57     100%     87.50%     $198,472.77
Vogan #3            Yes     Mercer Co., PA     50     100%     87.50%     $213,314.83
Winger #1           Yes     Mercer Co., PA     46     100%     87.50%     $177,118.69

Quarterly distributions are made in March, June, September and December. There were three quarterly distributions in 1997 for nine months of natural gas production from the partnership's thirty six wells located in Butler, Lawrence and Mercer County Pennsylvania.

Checks were sent on March 20, 1997 to those partners who earned interest while their subscriptions were in the escrow account. Checks were sent on September 8, 1997 to each partner for the refund of unused drilling funds, prorated according to their percentage interest in the partnership. The total of unused drilling funds amounted to $15,339.

Checks were sent on October 4, 1997 to each partner for a refund of unused drilling funds, prorated according to their percentage interest in the partnership. The total of unused drilling funds amounted to $38,610.

(d) There were no farmins and joint ventures in 1997.

(e) The Partnership had revenues in 1997. The following schedule reflects the payment of Partnership costs in 1997.

                                  Atlas          Participants      Total
                                                                   Partnership
                                  %     Amount       %   Amount    Costss

Organizing and Offering Costs   100%      -0-       -0-    -0-      -0-
Lease Costs                     100%      -0-       -0-    -0-      -0-
Operating Costs                  25%   $ 9,367      75%   $28,102  $37,469
Drilling and Completion Costs    -0-       -0-      -0-    -0-      -0-
Adj to Assets Contributed by MGP -0-  ($11,406)     -0-    -0-     (11,406)
                               -------------------------------------------
TOTAL                                  ($2,039)           $28,102  $26,063

(g) A quarterly cash receipts and disbursements statement is attached dated December 3, 1997.

1997 Partner Form 1065 (K-1) was mailed to each partner on February 20, 1998.

(2) Proved Reserves are found in the Audited Financials under Section 9.(3).

(3) There were various reports prepared by the Partnership and paid for by the Participants.

June 6, 1997 - $11,244.43
                    $  572.82 check printing fees
                    $   91.61 K-1 printing tax instructions
                    $  159.00 printing audited financials
                    $3,660.00 attorney preparation of Form 10-KSB
                    $3,788.00 audit fee
                    $  250.00 SEC Form 10-KSB filing fee
                    $2,625.00 preparation fee Form 1065 and K-1's
                    $  100.00 miscellaneous expense

September 8, 1997 - $52.00
                    $52.00 PA filing amended certificate of partnership

     Participants were notified of these costs on their Production and Earnings Statement in each of the months fees expensed.


DATED:  APRIL 30, 1998
Audited Financial Statements Previously filed in the Form 10KSB for the Period ending December 31, 1997 and received on March 31, 1998.


DATED: April  30, 1998
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy  for  the  Nineties-Public  #5  Ltd.

By:    (Signature  and  Title):
       Atlas Resources, Inc., Managing General Partner

By      (Signature  and  Title):          /s/  James  R.  O'Mara
                                          ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer
     and  a  Director
Date: April  30, 1998


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    (Signature  and  Title):          /s/  Charles  T.  Koval
                                        -----------------------
     Charles  T.  Koval,  Chairman  of  the  Board  and  a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  James  R.  O'Mara
                                        ----------------------
     James  R.  O'Mara,  President,  Chief  Executive  Officer  and
       a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  Bruce  M.  Wolf
                                        --------------------
     Bruce  M.  Wolf,  General  Counsel,  Secretary  and  a  Director
Date: April  30, 1998


By    (Signature  and  Title):          /s/  Tony    C.  Banks
                                        ----------------------
     Tony  C.  Banks,  Vice  President  of Finance and Chief Financial Officer
Date:    April  30, 1998