Form 10QSB
period 1998-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-05-07
CIK 1020215

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership") for the period January 1, 1998 to March 31, 1998

Item 2.  Description of Business

The Partnership has drilled and completed approximately 35.91 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of March 31, 1998, all 35.91 net wells are in production. The first quarterly distribution was on June 9, 1997 for natural gas production during January, February and March, 1997.

Net Production revenue for the three months was $319,764 includes pumpers fees of $275.00 per month per well Expenses for this period include $75.00 per month per well for administrative costs.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of March 31, 1998 and December 31, 1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     3/31/98      12/31/97    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $    5,415   $    7,979  $ ( 2,564)
Accounts receivable                         319,764      393,734    (73,970)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        325,179      401,713    (76,534)

Oil and gas wells and leases              7,171,254    7,412,992   (241,738)
Organizational and syndication costs      1,028,491    1,063,161    (34,670)
                                         ----------   ----------  ----------
              TOTAL ASSETS               $8,524,924   $8,877,866  $(352,942)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   10,741       12,099     (1,358)
Partners' capital                        8,514,183    8,865,767   (351,584)
                                         ---------    ---------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL  $8,524,924   $8,877,866  $(352,942)
                                         =========    =========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the three months ended March 31, 1998 and 1997

                             Three Months Ended        First Quarter Ended
                                  March 31,                  March 31,
                               1998       1997             1998       1997
                             ------------------         -------------------

REVENUE
Natural gas sales           $412,892   $134,445         $412,892   $134,445
Less direct operating costs:
Royalty interest              52,306     16,771           52,306     16,771
Other                         40,822     14,677           40,822     14,677
                           ----------  --------         --------   --------
                              93,128     31,448           93,128     31,448
                           ----------  --------         --------   --------
Net Production Revenues      319,764    102,997          319,764    102,997
Interest Income                1,976        140            1,976        140
                           ----------  --------         --------   --------
Total Revenue                321,740    103,137          321,740    103,137

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                      241,738     81,375          241,738     81,375
Amortization of organization
 and syndication costs        34,670     11,634           34,670     11,634
General and administrat. fees  7,535      3,075            7,535      3,075
Professional fees              9,468      7,446            9,468      7,446
Other                            320      3,798              320      3,798
                           ----------   -------          -------    -------
Total Expenses               293,731    107,328          293,731    107,328
                           ----------   -------          -------    -------
NET (LOSS)                  $ 28,009    $(4,191)        $ 28,009    $(4,191)
                           ==========   ========        =========   ========

-----------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the three months ended March 31, 1998 and 1997

                                                   Three Months Ended
                                                        March 31,
                                                     1998      1997
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Income (Loss)                                 $ 28,009   $(4,191)
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         241,738     81,375
Amortization                                        34,670     11,634
Decrease (Increase) accounts receivable             73,970    (97,623)
(Decrease) Increase in accounts payable             (1,358)    14,069
                                                -----------  ----------
Net cash provided by operating activities          377,029      5,264

Cash flows used in financing activities:
Distributions to Partners                        ( 379,593)  ( 21,639)
                                                 ----------  ---------
Net (Decrease) in Cash                              (2,564)   (16,375)

Cash at beginning of period                          7,979     21,639

Cash at end of period                               $5,415     $5,264
                                                ==========   ========
---------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the three months ended March 31, 1998


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1998             $1,530,389   $7,335,378  $8,865,767

Participation in revenue and expenses:

Natural gas sales                          79,941      239,823     319,764
Interest                                      494        1,482       1,976
Depletion and depreciation              (  11,043)  (  230,695)   (241,738)
Amortization                            (  34,670)           0     (34,670)
Other costs                             (   4,331)  (   12,992)    (17,323)
                                       -----------   ----------    --------
Net income  (loss)                         30,391   (    2,382)     28,009

Distributions                            (125,840)   ( 253,753)   (379,593
                                       -----------  -----------  ----------
BALANCE AT MARCH 31, 1998              $1,434,940   $7,079,243  $8,514,183
                                       ===========  ==========  ==========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            March 31, 1998

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1998 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1997 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Capitalized costs of oil and gas wells, leases and organization and syndication costs are depreciated, depleted and amortized by the unit of production method.
-----------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations
---------------------

Three Months (Quarter) Ended March 31, 1998
-------------------------------------------

Net production revenue for the three months ended March 31, 1998 are up $216,767 (210%) due primarily to normal inclines in natural gas production from 55,945 Mcf in the three months ended March 31, 1997 to 166,260 Mcf in the current three months. The production inclines are net of increases in revenues and operating costs attributable to wells being on-line for the full period in the current three months compared with the prior year. Natural gas prices increased by $.08/Mcf to $2.48/Mcf during the current three months.

Financial Position
------------------

Liquidity
---------

The partnership's working capital, for the first quarter ending
March 31, 1998, decreased 19.3% from $389,614 at December 31,
1997 to $314,438 at March 31, 1998. The decrease is due to the comparison of a full years activity versus the first quarter activity. Upon comparing quarter to quarter results, there is an increase of 254% attributable to wells being on-line for the full period in the current three months compared with the prior year.

Capital Resources
-----------------

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.


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

Date:   March 31, 1998

------------------------------------------------------------------------