Form 10QSB/A
period 1998-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-05-08
CIK 1020215

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                                 AMENDED

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

Net Production revenue for the three months was $319,764 includes which pumpers fees of $275.00 per month per well. Expenses for this period include $75.00 per month per well for administrative costs.

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