Form 10QSB
period 1998-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-08-05
CIK 1020215

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership") for the period January 1, 1998 to June 30, 1998

Item 2.  Description of Business

The Partnership has drilled and completed approximately 35.91 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of June 30, 1998, all 35.91 net wells are in production. The first quarterly distribution was on June 9, 1997 for natural gas production during January, February and March, 1997.

Net Production revenue for the six months was $538,175 which includes pumpers fees of $275.00 per month per well. Expenses for this period include
$75.00 per month per well for administrative costs.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of June 30, 1998 and December 31, 1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     6/30/98      12/31/97    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $    7,012   $    7,979  $ (   967)
Accounts receivable                         218,411      393,734   (175,323)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        225,423      401,713   (176,290)

Oil and gas wells and leases              6,968,370    7,412,992   (444,622)
Organizational and syndication costs        999,394    1,063,161    (63,767)
                                         ----------   ----------  ----------
              TOTAL ASSETS               $8,193,187   $8,877,866  $(684,679)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $    7,406       12,099     (4,693)
Partners' capital                        8,185,781    8,865,767   (679,986)
                                         ---------    ---------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL  $8,193,187   $8,877,866  $(684,679)
                                         =========    =========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the six months ended June 30, 1998 and 1997

                             Six Months Ended         Second Quarter Ended
                                  June 30,                  June 30,
                               1998       1997             1998       1997
                             ------------------         -------------------

REVENUE
Natural gas sales           $712,030   $572,191         $299,138   $437,746
Less direct operating costs:
Royalty interest              90,334     71,976           38,029     55,205
Other                         83,521     59,336           42,698     44,659
                           ----------  --------         --------   --------
                             173,855    131,312           80,727     99,864
                           ----------  --------         --------   --------
Net Production Revenues      538,175    440,879          218,411    337,882
Interest Income                3,782        379            1,806        239
                           ----------  --------         --------   --------
Total Revenue                541,957    441,258          220,217    338,121

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                      444,622    291,795          202,884    210,420
Amortization of organization
 and syndication costs        63,767     41,548           29,097     29,914
General and administrat. fees 14,881     10,487            7,346      7,412
Professional fees              9,588      7,446              120          0
Other                            469      1,145              149     (2,653)
                           ----------   -------          -------    --------
Total Expenses               533,327    352,421          239,596    245,093
                           ----------   -------          -------    --------
NET INCOME (LOSS)           $  8,630   $ 88,837         $(19,379)   $93,028
                           ==========  =========        =========   ========

-----------------------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the six months ended June 30, 1998 and 1997

                                                   Six Months Ended
                                                        June 30,
                                                     1998      1997
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Income                                        $  8,630    $88,837
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         444,622    291,795
Amortization                                        63,767     41,548
Decrease (Increase) accounts receivable            175,323   (337,882)
(Decrease) Increase in accounts payable             (4,693)     7,412
                                                -----------  ----------
Net cash provided by operating activities          687,649     91,710

Cash flows used in financing activities:
Distributions to Partners                        ( 688,616)  (110,317)
                                                 ----------  ---------
Net (Decrease) in Cash                              (  967)   (18,607)

Cash at beginning of period                          7,979     21,639
                                                 ---------    --------
Cash at end of period                               $7,012     $3,032
                                                ==========   =========
----------------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the six months ended June 30, 1998


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1998             $1,530,389   $7,335,378  $8,865,767

Participation in revenue and expenses:

Natural gas sales                         134,544      403,631     538,175
Interest                                      946        2,836       3,782
Depletion and depreciation              (  20,311)  (  424,311)   (444,622)
Amortization                            (  63,767)           0     (63,767)
Other costs                             (   6,234)  (   18,703)    (24,937)
                                       -----------   ----------    --------
Net income  (loss)                         45,178   (   36,547)      8,630

Distributions                            (203,096)   ( 485,520)   (688,616)
                                       -----------  -----------  ----------
BALANCE AT JUNE 30, 1998               $1,372,471   $6,813,311  $8,185,781
                                       ===========  ==========  ==========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1998

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1998 and for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1997 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Results of Operations
---------------------

Six Months Ended June 30, 1998
------------------------------

Net production revenue for the six months ended June 30, 1998 are up
$97,296 (22%) due primarily to normal inclines in natural gas production from 256,452 Mcf in the six months ended June 30, 1997 to 305,797 Mcf in the current six months. The production inclines are net of increases in revenues and operating costs attributable to wells being on-line for the full period in the current six months compared with the prior year. Natural gas prices increased by $.10/Mcf to $2.32/Mcf during the current six months.

Quarter Ended June 30,1998
--------------------------
Net production revenue for the three months ended June 30, 1998 are down $119,471 (35%) due primarily to normal declines in natural gas production from 200,507 Mcf in the three months ended June 30, 1997 to 139,537 Mcf in the current three months. Natural gas prices decreased by $.04/Mcf to $2.14/Mcf during the current three months.

Financial Position
------------------

Liquidity
---------

The partnership's working capital decreased 44% from $389,614 at December 31, 1997 to $218,017 at June 30, 1998. The decrease is attributable to normal declines in natural gas production which result in lower receivables for gas produced but not yet sold at the end of the reporting period.

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

Date:   June 30, 1998

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   June 30, 1998

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   June 30, 1998

------------------------------------------------------------------------