Form 10QSB
period 1998-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1998-11-06
CIK 1020215

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership") for the period January 1, 1998 to Sept. 30, 1998

Item 2.  Description of Business

The Partnership has drilled and completed approximately 35.91 net wells to the Clinton/Medina formation in Mercer and Venango Counties, Pennsylvania. As of Sept. 30, 1998, all 35.91 net wells are in production. The first quarterly distribution was on June 9, 1997 for natural gas production during January, February and March, 1997.

Net Production revenue for the nine months was $712,359 which includes pumpers fees of $275.00 per month per well. Expenses for this period include
$75.00 per month per well for administrative costs.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
              As of Sept. 30, 1998 and December 31, 1997

                       BALANCE SHEET -  (UNAUDITED)

ASSETS                                     9/30/98      12/31/97    Increase
                                                                   (Decrease)
-----------------------------------------------------------------------------
Cash                                     $   11,804   $    7,979  $   3,825
Accounts receivable                         174,184      393,734   (219,550)
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        185,988      401,713   (215,725)

Oil and gas wells and leases              6,794,020    7,412,992   (618,972)
Organizational and syndication costs        974,389    1,063,161    (88,772)
                                         ----------   ----------  ----------
              TOTAL ASSETS               $7,954,397   $8,877,866  $(923,469)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   10,645       12,099     (1,454)
Partners' capital                        7,943,752    8,865,767   (922,015)
                                         ---------    ---------   ---------
TOTAL LIABILITIES AND PARTNERS CAPITAL  $7,954,397   $8,877,866  $(923,469)
                                         =========    =========   =========

--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
             For the nine months ended Sept. 30, 1998 and 1997

                             Nine Months Ended          Third Quarter Ended
                                  Sept. 30,                  Sept. 30,
                               1998       1997             1998       1997
                             ------------------         -------------------

REVENUE
Natural gas sales           $953,011 $1,020,696         $240,981   $448,505
Less direct operating costs:
Royalty interest             120,888    128,995           30,554     57,019
Other                        119,764    103,408           36,243     44,072
                           ----------  --------         --------   --------
                             240,652    232,403           66,797    101,091
                           ----------  --------         --------   --------
Net Production Revenues      712,359    788,293          174,184    347,414
Interest Income                5,033      2,074            1,251      1,695
                           ----------  --------         --------   --------
Total Revenue                717,392    790,367          175,435    349,109

EXPENSES
Depletion and depreciation
 of oil and gas wells and
 leases                      618,972    586,818          174,350    295,023
Amortization of organization
 and syndication costs        88,772     83,555           25,005     42,007
General and administrat. fees 21,942     18,192            7,061      7,705
Professional fees              9,528     10,131              (60)     2,685
Other                            571      1,284              102        139
                           ----------   -------          -------    --------
Total Expenses               739,785    699,980          206,458    347,559
                           ----------   -------          -------    --------
NET INCOME (LOSS)           $(22,393)  $ 90,387         $(31,023)   $ 1,550
                           ==========  =========        =========   ========

-----------------------------------------------------------------------------
                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the nine months ended Sept. 30, 1998 and 1997

                                                   Nine Months Ended
                                                        Sept. 30,
                                                     1998      1997
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Income (Loss)                                 $(22,393)   $90,387
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depletion and depreciation                         618,972    586,818
Amortization                                        88,772     83,555
Decrease (Increase) accounts receivable            219,550   (347,232)
(Decrease) Increase in accounts payable             (1,454)    15,195
                                                -----------  ----------
Net cash provided by operating activities          903,447    428,723

Cash flows used in financing activities:
Distributions to Partners                        ( 899,621)  (440,916)
                                                 ----------  ---------
Net (Decrease) in Cash                               3,825    (12,193)

Cash at beginning of period                          7,979     21,639
                                                 ---------    --------
Cash at end of period                              $11,804     $9,446
                                                ==========   =========
----------------------------------------------------------------------------

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                For the nine months ended Sept. 30, 1998


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1998             $1,530,389   $7,335,378  $8,865,767

Participation in revenue and expenses:

Natural gas sales                         178,090      534,269     712,359
Interest                                    1,258        3,775       5,033
Depletion and depreciation              (  28,275)  (  590,697)   (618,972)
Amortization                            (  88,772)           0     (88,772)
Other costs                             (   8,010)  (   24,031)    (32,041)
                                       -----------   ----------    --------
Net income  (loss)                         54,291   (   76,684)    (22,393)

Distributions                            (255,847)   ( 643,774)   (899,621)
                                       -----------  -----------  ----------
BALANCE AT JUNE 30, 1998               $1,328,833   $6,614,920  $7,943,752
                                       ===========  ==========  ==========
-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #5 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            Sept. 30, 1998

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of Sept. 30, 1998 and for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1997 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

Results of Operations
---------------------

Nine Months Ended Sept. 30, 1998
------------------------------

Net production revenue for the nine months ended Sept. 30, 1998 are down $75,934 (9.6%) due primarily to normal declines in natural gas production from 459,177 Mcf in the nine months ended Sept. 30, 1997 to 425,710 Mcf in the current nine months. The production declines are net of decreases in revenues and operating costs. Natural gas prices increased by $.02/Mcf to $2.24/Mcf during the current nine months.

Quarter Ended Sept. 30,1998
--------------------------
Net production revenue for the three months ended Sept. 30, 1998 are down $173,230 (50%) due primarily to normal declines in natural gas production from 202,725 Mcf in the three months ended Sept. 30, 1997 to 119,913 Mcf in the current three months. Natural gas prices decreased by $.20/Mcf to $2.01/Mcf during the current three months.

Financial Position
------------------

Liquidity
---------

The partnership's working capital decreased 55% from $389,614 at December 31, 1997 to $175,343 at Sept. 30, 1998. The decrease is attributable to normal declines in natural gas production which result in lower receivables for gas produced but not yet sold at the end of the reporting period.

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

Date:   Sept. 30, 1998

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   Sept. 30, 1998

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   Sept. 30, 1998

------------------------------------------------------------------------