Form 10KSB
period 1998-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 5 LTD
filed 1999-04-15
CIK 1020215

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1998

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


State issuer's revenues for its most recent fiscal year.   $1,028,295

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes      X        No _____

--------------------------------------------------------------------
PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Atlas-Energy for the Nineties-Public #5 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 26, 1996, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership had its initial and final closing on December 31, 1996, and was funded with subscriptions of $7,992,240 to drill natural gas development wells. Also, on the closing, the Managing General Partner was credited with a total capital contribution of $1,654,740 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership. The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.
The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in
commercially marketable quantities.   Because the initial and final
closing date was December 31, 1996, the Partnership did not conduct any drilling activities in 1996; however, the Partnership did prepay the drilling costs pursuant to the drilling and operating agreement with Atlas, on December 31, 1996, in an amount equal to $6,391,298. The drilling and operating agreement provided that 35.91 development wells would be drilled to the Clinton/Medina geological formation in Mercer, Lawrence and Butler Counties, Pennsylvania. Atlas and its affiliates had sufficient leasehold inventory to provide the prospects to be developed by the Partnership. See "Description of Property."
For the next 12 months management believes that the Partnership has adequate capital in order to conduct its operations. The Partnership had sufficient capital resources from the closing to drill and develop approximately 35.91 net wells. No other wells will be drilled and therefore no additional funds will be required. The payment of operation and maintenance costs did not begin until the Partnership wells began to generate revenue. Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates. Atlas, however, is not contractually committed to make such a loan. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription. No borrowings will be obtained from third parties.
With respect to operating and maintenance costs, the Partnership's commitments pursuant to the drilling and operating agreement are expected to be fulfilled through revenues generated from the sale of gas and oil. During producing operations Atlas, as operator, will receive a monthly well supervision fee of $275 (proportionately reduced to the extent less than 100% of the working interest was acquired) for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Partnership and to government agencies, and collecting and disbursing revenues. The well supervision fees do not include costs and expenses related to the production and sale of oil, purchase of equipment, materials or third party services, brine disposal, and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed. As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation, and a reasonable charge for services performed directly by Atlas or its affiliates. The drilling and operating agreement also gives the operator the right at any time after three years from the date a Partnership well has been placed into production to retain $200 per month to cover future plugging and abandonment of such well.
Natural gas and any oil produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling any producing wells. In recent years natural gas and oil prices have been volatile.
The marketing of natural gas and oil production, if any, will be affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. Additionally, the passage in November, 1993, of the North American Free Trade Agreement will have some impact on the American gas industry by eliminating trade and investment barriers in the United States, Canada and Mexico. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.
The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles." The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.
The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all the gas sold to its customers in a geographic area is divided by the volume of all gas sold from the wells in the area. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased. Atlas, however, has not voluntarily restricted its gas production in the past two years. (See "Properties - Production.")
In the Mercer County area, a portion of the Partnership's gas is transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas is transported through Atlas' and its affiliates' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 300 customers.
Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Wheatland Tube Company and Carbide Graphite each will purchase approximately 10% to 15% of the Partnership's gas production in 1999, pursuant to gas contracts between them and an affiliate of Atlas, and it is possible that other purchasers of the Partnership's gas production may account for 10% of the Partnership's gas sales revenues in 1999. See "Financial Statements."
In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risk of a portion of all of its programs' gas production which includes the Partnership. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production.
There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all phases, including the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas, although there can be no assurance of the price to be received by the Partnership for the gas.
The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.
Oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas, which imposes a comprehensive statutory and regulatory scheme with respect to oil and
gas operations.   Among other things, the regulations involve:  (i) new
well permit and well registration requirements, procedures and fees;
(ii) minimum well spacing requirements; (iii) restrictions on well locations and underground gas storage; (iv) certain well site restoration, groundwater protection and safety measures; (v) landowner notification requirements; (vi) certain bonding or other security measures; (vii) various reporting requirements; (viii) well plugging standards and procedures; and (ix) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that these regulations will have a material adverse impact upon the operations of the Partnership. The Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.
The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of
1978 ("NGPA") the price of intrastate gas.   Price controls for natural
gas production from new wells, however, were deregulated on December
31, 1992.   Deregulated gas production may be sold at market prices
determined by supply, demand, BTU content, pressure, location of the wells, and other factors. The Managing General Partner anticipates that all gas produced by the Partnership wells will be price decontrolled gas and sold at fair market value.
Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. For example, FERC Order 500 requires interstate pipelines that transport gas for others to provide transportation service to producers, distributors, and all other shippers of natural gas on a non-discriminatory, "first-come, first-served" basis so that producers and other shippers can sell natural gas directly to end-users. FERC Order 636, which became effective in 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services. It is difficult to assess the effect of the order on the Partnership.
From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry. Such proposals involve, among other things, limiting the disposal of waste water from wells. At the present time, it is impossible to accurately predict what proposals, if any, will be enacted by Congress or the legislatures and agencies of various states and what effect any proposals which are enacted will have on the activities of the Partnership.
Various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. The liability is unlimited in cases of willful negligence or misconduct. There also is no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.
Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing the natural gas and oil. These laws and regulations, however, are constantly being revised and changed. The Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe the costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

YEAR 2000 ISSUE

     The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system which have date sensitive software will not be able to distinguish between the year 2000 and the year 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities. As is the case with most other businesses, Atlas is in the process of evaluating and addressing Year 2000 compliance of both its information technology and non-information technology systems (collectively, the "Systems").

     Based on a recent assessment by Atlas, Atlas believes that the Systems for its energy operations have completed approximately 85% of the necessary remediation processes and that remediation (including testing) will be completed by May 1999. Atlas believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant or , if not, are either not date dependent or would not materially affect operations.

     To date, Atlas' costs in remediation of its Systems has not been material. Atlas anticipates that its remaining remediation costs will not exceed $100,000.

     Atlas has initiated communications with all of its significant business partners through a Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of December 31, 1998, all of Atlas' principal business partners have advised Atlas that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

     As a result of its internal assessment and survey of its business partners, Atlas currently does not believe that Year 2000 matters will have a material impact on its business, financial condition or results of operations. To the extent that any of its business partners are materially affected by Year 2000 problems, Atlas intends to seek alternative firms providing the same services that are Year 2000 compliant. In view of the responses from its current business partners, Atlas will identify alternative firms on an as-needed basis. There can be no assurance, however, that Atlas would be able to make appropriate arrangements should the need arise and, accordingly, it is uncertain whether or to what extent Atlas may be affected if problems with its business partners arise.

     Atlas is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since Atlas is neither a hardware manufacturer nor a software developer, Atlas believes that it does not have significant exposure to liability for such claims.

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

Year Ended December 31,

1996                            1997                     1998
Gross        Net        Gross          Net        Gross         Net

Development Wells:
Oil
 0           0            0            0           0             0
Gas
 0           0           36          35.91         0             0
Dry
 0           0            0            0           0             0

Total
 0           0           36          35.91         0             0




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

                                              Year Ended December 31,
                                            1996        1997        1998
Production (1):
Oil (Bbls)                                   0            0          0
Natural Gas (Mcf)                            0         569,305    465,941
Total (Equivalent Barrels)  (2)              0          94,884     77,657
Average Sales Price:
Per Equivalent Barrel(2)(3)                  0          $14.05     $13.24
 Average Production Cost(lifting cost):
Per Equivalent Barrel (2)(4)                 0           $1.59      $1.98

(1) The production shown in the table is determined by multiplying the gross production of properties in which the Partnership has an interest by the percentage of the leasehold interest owned by the Partnership. The properties owned by the Partnership are subject to a 12.5% landowner's royalty and the Partnership has an 87.5% net revenue interest.

(2) The ratio of energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to convert natural gas production into equivalent barrels of oil.

(3) The average sales price per Mcf of gas sold by the Partnership was $2.38 in 1997 and $2.22 in 1998, after deducting all expenses, including transportation expenses.
Production costs represent oil and gas operating expenses as reflected in the financial statements of the Partnership plus depreciation of support equipment and facilities.

Summary of Productive Wells. The table below gives the number of the Partnership's productive gross and net wells at December 31, 1998.

                      Gas Wells        Oil Wells        Total
Location         Gross       Net    Gross     Net    Gross     Net
Pennsylvania       36      35.91      0        0       36    35.91
Total              36      35.91      0        0       36    35.91

"Productive wells" are producing wells and wells capable of production. Oil and Gas Reserves. All of the Partnership's oil and gas reserves are located in the United States. Estimates of the Partnership's net proved developed and undeveloped oil and gas reserves as of December 31, 1998, and the present value (discounted at 10%) of estimated future net revenue before income tax from those reserves are set forth in the following table. This information is derived from the engineering report dated January 1, 1999.



As of December 31, 1997                    Present Value of
   Net Proved Reserves                    Future Net Revenues
Oil              Gas            Total
(Bbls)          (Mcf)           (BOE)       (in thousands)
Proved Developed
0             4,226,617        704,436          3,611
Proved Undeveloped
0                0                0               0

As of December 31, 1998                      Present Value of
   Net Proved Reserves                    Future Net Revenues
Oil              Gas            Total
(Bbls)          (McF)           (BOE)       (in thousands)
0            3,010,133         501,689           2,199
Proved Undeveloped
0                0                 0                0

Estimated future net revenues represent estimated future gross revenues from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of December 31, 1998. These prices were held constant throughout the life of the properties except where different prices were fixed and determinable from applicable contracts. These price assumptions resulted in a weighted average price of $2.33 per Mcf for gas over the life of the properties. The amounts shown do not reflect non-property related costs, such as general and administrative expenses, and future income tax expense, or depreciation, depletion and amortization. The present value of estimated future net revenues is calculated by discounting estimated future net revenues by 10% annually. Prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that all of the proved reserves will be produced and sold within the periods assumed, that the assumed prices will actually be realized for such production, or that existing contracts will be honored. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The standardized measure of discounted future net cash flows may not accurately reflect proceeds of production to be received in the future from the sale of oil and gas currently owned and does not necessarily reflect the actual costs that would be incurred to acquire equivalent oil and gas reserves. For additional information concerning oil and gas reserves and activities, see Note 9 to the Financial Statements.

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

No major discovery or other favorable or adverse event which would cause a significant change in estimated reserves is believed by the Company to have occurred since December 31, 1998. Reserves cannot be measured exactly as reserve estimates involve subjective judgment. The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The Partnership has not filed any estimates (on a consolidated basis) of its oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the Securities and Exchange Commission within the 12 months prior to the date of this filing.

Acreage. The following table sets forth, as of December 31, 1998, the acres of developed and undeveloped oil and gas acreage in which the Partnership had an interest.


                     Developed Acreage     Undeveloped Acreage    Total
Location            Gross       Net          Gross   Net       Gross    Net
Pennsylvania        1,753      1,749           0      0        1,753   1,749
Total               1,753      1,749           0      0        1,753   1,749

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

ITEM 3. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES Responsibilities of Atlas. The Partnership has no employees and relies on Atlas as Managing General Partner of the Partnership. Atlas also serves as driller/operator of the wells. Atlas has complete and exclusive discretion and control over the operations and activities of the Partnership and will make all of the Partnership's decisions affecting the wells developed by the Partnership. Atlas will provide continuing review and analysis of all wells developed by the Partnership and will monitor all expenditures and commitments made on behalf of the Partnership. In addition, Atlas will perform administrative services relating to the funding and operation of the Partnership, Participant reporting, financial budgeting and record keeping.

Business of Atlas.

    Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. As of December 31, 1998 Atlas and its affiliates operated approximately 1,399 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,842 natural gas wells, approximately 1,781 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

     On September 29, 1998, Atlas Group, the former parent company of Atlas, merged into Atlas America, Inc. ("AAI"), a newly formed wholly-owned subsidiary of Resource America, Inc. ("RAI"). The merger was consummated pursuant to an Agreement and Plan of Merger dated July 13, 1998, as amended by Amendment No. 1 thereto dated September 29, 1998 by and among RAI, AAI, Atlas Group and certain shareholders of Atlas Group, (collectively, the "Agreement"). RAI is a publicly-traded company principally engaged in real estate finance, equipment leasing and energy and energy finance.

      AAI will continue the existing business of Atlas Group. AAI will be headquartered in Atlas Group's existing suburban Pittsburgh offices.

     There may be changes in the future in the directors and executive officers of Atlas. However, Mr. James R. O'Mara will continue to serve Atlas, as well as AAI, as President and Chief Executive Officer pursuant to an employment agreement which can be renewed upon the expiration of its term. Additionally, it is anticipated that current RAI, AAI and/or Resource Energy, Inc. ("Resource Energy") staff and directors of RAI will assume a variety of new operating responsibilities in AAI. Although Resource Energy will maintain its separate corporate existence, AAI will manage the employees and assets of Resource Energy including sharing common employees.
Atlas and it's affiliates under AIC, Inc. employ a total of approximately ninety-nine persons, consisting of three geologists (one of whom is an exploration geologist), five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

ORGANIZATIONAL DIAGRAM (1)

Resource America, Inc.Atlas America, Inc.AIC, Inc.Atlas Resources, Inc. (Managing General Partner, Driller and Operator in Pennsylvania)Mercer Gas Gathering, Inc. (Gas Gathering Company)Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania Industry)Atlas Energy Corporation (Managing General Partner of Exploratory Drilling Programs and Driller and Operator)Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio)Anthem Securities Inc. (Registered Broker-Dealer and Dealer-Manager)Atlas Energy Group, Inc. (Driller and Operator in Ohio)Atlas Information Management, L.L.C. (Markets Information and Technology Services)ARD Investments, Inc.AED Investments, Inc.

Resource Energy, Inc., a subsidiary of Resource America, Inc., is also engaged in the oil and gas business.

     As a result of the merger there may, in the future, be a consolidation of the existing entities. In addition, AAI has agreed to sell its gas marketing subsidiary, Atlas Gas Marketing, Inc., to an Affiliate of First Energy ( a company listed on the New York Stock Exchange). The Managing General Partner anticipates that the Partnership's gas would be markedted by First Energy's Affiliate, Northeast Ohio Gas Marketing.

Directors, Executive Officers and Significant Employees of Atlas.
The executive officers, directors and significant employees of Atlas are as follows:

NAME                AGE        POSITION OR OFFICE

Charles T. Koval    65     Chairman of the Board and a Director
James R. O'Mara     55     President, Chief Executive Officer and a
Director
Bruce M. Wolf       50     General Counsel, Secretary and a Director
Donald P. Wagne     56     Vice President -Drilling and Completion
Frank P. Carolas    38     Vice President of Geology
Tony C. Banks       43     Senior Vice President of Finance and Chief
Financial Officer
Michael L. Staines  49     Senior Vice President and Chief Operating
Officer
Jacqueline B. Polok 47     Controller
Eric D. Koval       33     President of Anthem Securities, Inc.
Jeffrey C. Simmons  39     Vice President of Production

Charles T. Koval. Chairman of the Board and a director. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.
James R. O'Mara. President, chief executive officer and a director. Mr. O'Mara joined Atlas Energy in 1975. He is the President of Mercer Gas Gathering, Inc. and A.A.I.
Bruce M. Wolf.   General Counsel, Secretary and a director.  Mr. Wolf
joined Atlas Energy in January, 1980. Mr. Wolf is the President of Atlas Gas Marketing, Inc., AIC, Inc., ARD Investments, Inc. and AED Investments, Inc.
Donald P. Wagner. Vice President-Drilling and Completion. Mr. Wagner joined Atlas Energy in 1979.
Frank P. Carolas. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.
Tony C. Banks. Senior Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.
Michael L. Staines. Senior Vice President and Chief Operating Officer. Senior Vice President and Secretary of RAI since 1989 and President, Chief Executive Officer and director of Resource Energy, Inc. ("Resource Energy") (a wholly owned subsidiary of RAI) since 1997. Jacqueline B. Poloka. Controller. Ms. Poloka joined Atlas Energy in 1980.
Eric D. Koval. President of Anthem Securities, Inc. Mr. Koval joined Atlas in 1993 as a production engineer specializing in acquisitions and dispositions. He subsequently moved into the investor relations department in 1994. Mr. Koval is a registered broker-dealer principal, and is the son of Charles Koval.
Jeffrey C.  Simmons.  Vice President of Production.   Executive Vice
President, Chief Operating Officer and director of Resource Energy since 1997. From 1994 to 1997, he was Vice President - Exploration of RAI and, from 1988 to 1994, he was Director of Well Services of RAI.

ITEM 4.     REMUNERATION OF DIRECTORS AND OFFICERS
The Partnership, as previously stated, has no employees. The following table, however, sets forth the aggregate remuneration paid during the calendar years ended December 31, 1998 and 1997, to the five most highly compensated persons who are executive officers of the Managing General Partner and whose aggregate remuneration exceeded $100,000 and to all executive officers of the Managing General Partner as a group, for services in all capacities while acting as executive officers of the Managing General Partner and its Affiliates, was as follows:

(A)                    (B)              (C)               (D)             (E)
Name of Individual
or number of persons
in group(3)         Capacities in which
                     served (4)
                                      Cash Compensation (1)
                                              Compensation pursuant to
                                                      Plans (2)
                                                                 Aggregate of
                                                              contingent forms
                                                               of remuneration
James R. O'Mara President, Chief Executive Officer and a Director
                                       $307,450       $21,457        -----
                                       $305,300       $12,066        -----
Charles T. Koval  Chairman of the Board and  a Director
                                       $298,000        $5,000        -----
                                       $296,500        $5,281        -----
Bruce M. Wolf  General Counsel,  Secretary and a Director
                                       $234,170       $15,626        -----
                                       $217,150       $11,735        -----
Donald P. Wagner   Vice President-Drilling and Completion
                                       $147,560       $14,059        -----
                                       $125,604        $5,281        -----
Tony C. Banks Senior Vice President and Chief Financial Officer
                                      $ 143,034       $12,269        -----
                                       $124,000        $3,926        -----
Executive Officers as a Group (8 persons)

                                     $1,534,085       $179,189
                                     $1,383,530        $70,703
-
(1)The amounts indicated were composed of salaries and all cash bonuses for services rendered to the Managing General Partner and its Affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of the compensation was deferred.
(2)Atlas Group and its Affiliates had an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Joseph R. Sadowski (a retired founder), to which it contributed annually approximately 6% of annual compensation in the form of shares of Atlas Group, and a 401(K) plan which allowed employees to contribute the lesser of 15% of their compensation or $10,000 for the calendar years 1998 and 1997. Atlas Energy contributed an amount equal to 50% of each employee's contribution for the calendar years 1998 and 1997.
(3)During the Managing General Partner's fiscal year ended July 31, 1998, each director was paid a director's fee of $12,000 for the year. There were no other arrangements for remuneration of directors.

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS As of December 31, 1998, the Partnership had issued and outstanding 800
Units.   No officer or director of Atlas owns any Units, and no partner beneficially owns more than 10% of the outstanding Units of the Partnership.
     RAI owns 100% of the common stock of AAI, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of the Managing General Partner. See above regarding the stock options in RAI to the executive officers.

ITEM 6.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Oil and Gas Revenues. The Managing General Partner is allocated 25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership Subscription, 14% of tangible costs and contributing all leases to the
Partnership.   During the calendar years ending December 31, 1997 and
1998, the Managing General Partner received $295,507 and $218, 572, respectively from the Partnership's oil and gas net revenues.

Leases. The Managing General Partner initially contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 36 undeveloped prospects to the Partnership to drill approximately 35.91 net wells. With respect to the prospects contributed for these wells Atlas received a credit in the amount of $129,276. During 1998, the Managing General Partner did not enter into any further lease transactions and none are anticipated.

Administrative Costs. The Managing General Partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, which will be proportionately reduced if less than 100% of the working interest in a
well is acquired.   With respect to the net wells during the calendar
years ending December 31, 1997and 1998, the Managing General Partner received $25,912 and $29,101, respectively.

Direct Costs. The Managing General Partner and its affiliates are reimbursed for all direct costs expended on behalf of the Partnership. With respect to the net wells during the calendar years ending December 31, 1997 and 1998, the Managing General Partner received $ 61,660 and 38,992, respectively.

Drilling Contracts. On December 31, 1996, the Partnership entered into a drilling contract with Atlas to drill and complete 35.91 net wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $37.39 per foot to the depth of the well at its deepest penetration, proportionately reduced if less than 100% of
the working interest in a well is acquired.   With respect to the net
wells the total amount received by Atlas was $8,256,466. During 1998, the Partnership did not enter into any further drilling transactions and none are anticipated.

Per Well Charges. Atlas, as operator, is reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells during the calendar years ending December 31, 1997 and 1998, the Managing General Partner received $89,434 and $115,015, respectively. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well. As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

Transportation and Marketing Fees. The Partnership will pay a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

Other Compensation. Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership, and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates. For the calendar year ending December 31, 1998, Atlas did not advance any funds nor did it provide any equipment, supplies or other services.

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

Holders.    As of December 31, 1998, there were 378 investors.

Dividends.   The Managing General Partner will review the accounts of
the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership.
In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account. During the calendar years ending December 31, 1997 and 1998, the Partnership distributed $158,745 and $268,764 respectively to the Participants and $636,977 and $806,293, respectively to the Managing General Partner.

ITEM 8.     LEGAL PROCEEDINGS
None.
ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None, however, see Item 12 below.
ITEM 10.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 11.     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
There are no equity securities registered pursuant to Section 12 of the Exchange Act.
ITEM 12.     REPORTS ON FORM 8-K
The registrant filed one report on Form 8-K during the last quarter of the period covered by this report. In December 1998, the Partnership engaged Grant Thornton, L.L.P., as the independent certified public accountants to audit the Partnership's financial statements for the calendar year ended December 31, 1998. At that time, the Partnership chose not to renew the engagement of McLaughlin & Courson, who previously served as the Partnership's independent certified public accountants. The decision to change accountants was approved by the Board of Directors of the Managing General Partner, Atlas.

     During the two most recent fiscal years of the Partnership and each subsequent interim period, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.
     The reports of the former principal accountants on the financial statements of the Partnership for the past two years contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles.




Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

December 31



                                          ASSETS

                                                1998                1997

Cash                                          $ 3,781             $ 7,979
Accounts receivable                           161,928             393,734

Oil and gas wells and leases (Successful Efforts)
                                            8,358,997           8,358,997
Less accumulated depletion and depreciation(1,766,623)           (946,005)
                                            6,592,374           7,412,992
Organizational and syndication costs, net of accumulated
   amortization of $253,367 and $135,675, respectively
                                              945,470           1,063,161

                                          $ 7,703,553         $ 8,877,866



LIABILITIES AND PARTNERS' CAPITAL



Accounts payable and accrued liabilities     $ 11,389            $ 12,099

Partners' capital                           7,692,164           8,865,767

                                          $ 7,703,553         $ 8,877,866






The accompanying notes are an integral part of these financial statements.

Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS

For the years ended December 31





                                                 1998                 1997
Revenues
   Natural gas sales                       $ 1,028,295            $ 1,333,121
   Interest income                               5,670                  3,800

            Total revenues                   1,033,965              1,336,921

Expenses
   Well operating expense                      154,007                151,094
   Depletion and depreciation of oil and gas wells and leases
                                               820,618                946,005
   Amortization of organizational and syndication costs
                                               117,691                135,675
   General and administrative fees              40,195                 37,469

            Total expenses                   1,132,511              1,270,243

               NET (LOSS) EARNINGS           $ (98,546)              $ 66,678

Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 1998 and

                              MANAGING
                              GENERAL          OTHER
                              PARTNER          PARTNERS          TOTAL

BALANCE AT JANUARY 1, 1997   $ 1,592,338      8,013,879    $9,606,217

Participation in revenue
and expenses
 Net production revenues         295,507         86,520     1,182,027
   Interest income                   950          2,850         3,800
   Depletion and depreciation:
      Oil and gas wells
and leases                       (43,213)      (902,792)     (946,005)
      Amortization              (135,675)             -      (135,675)
   General and
administrative fees               (9,367)       (28,102)      (37,469)
   Net (loss) earnings           108,202        (41,524)       66,678

Adjustments to assets contributed by
  Managing General Partner       (11,406)             -       (11,406)
Distributions                   (158,745)      (636,977)     (795,722)

BALANCE AT DECEMBER 31, 1997   1,530,389      7,335,378      8,865,767

Participation in revenue and expenses:
   Net production revenues       218,572        655,716      874,288
   Subordination of Managing General
       Partner's income           14,229        (14,229)          -
   Interest income                 1,417          4,253        5,670
   Depletion and depreciation:
      Oil and gas wells         (114,887)      (705,731)    (820,618)
      Amortization              (117,691)             -     (117,691)
  General and administrative fees(10,049)       (30,146)     (40,195)
          Net loss                (8,409)       (90,137)     (98,546)

Distributions                   (268,764)      (806,293)  (1,075,057)

BALANCE AT DECEMBER 31, 1998   $ 1,253,216    $ 6,438,948    $7,692,164


The accompanying notes are an integral part of these financial statements.
Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENTS OF CASH FLOWS

For the years ended December 31




                                                    1998           1997
Cash flows from operating activities:

   Net (loss) earnings                          $ (98,546)      $  66,678

   Adjustments to reconcile net (loss) earnings to net cash
      provided by operating activities:
          Depletion and depreciation              820,618         946,005
          Amortization                            117,691         135,675
          Adjustment to oil and gas wells and leases    -          15,339
          Decrease (increase) in accounts receivable 231,806     (393,734)
          (Decrease) increase in accounts payable and
               accrued liabilities                   (710)         12,099

Net cash provided by operating activities         1,070,859       782,062


Cash flows used in financing activities:
   Capital distributions                         (1,075,057)     (795,722)

             NET DECREASE IN CASH                    (4,198)       (13,660)

Cash at beginning of year                             7,979          21,639

Cash at end of year                                $  3,781     $     7,979


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Adjustments to assets contributed by
    Managing General Partner                        $    -     $    (11,406)


The accompanying notes are an integral part of these financial statements.

Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 1998 and 1997


A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1. NATURE OF OPERATIONS

Atlas-Energy for the Nineties - Public #5 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 378 other investors as either Investor General Partners or Limited Partners. The Partnership was funded to drill and operate oil and gas wells located primarily in Mercer County, Pennsylvania. At December 31, 1998, the Partnership has various working interests in 36 wells.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are prepared in accordance with generally accepted accounting principles.

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion is computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

Undeveloped leaseholds and proved properties are assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties are assessed based on estimates of future cash flows.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Partnership is required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result will write-off the unamortized organization and syndication costs as a charge against Partners' Capital.

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



Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



4. PARTICIPATION IN REVENUES AND COSTS

Atlas and the other partners generally participate in revenues and costs in the following manner:



                                                ATLAS   SUBSCRIBING
                                                          PARTNERS
Organization and offering costs                 100%        0%
Lease costs                                     100%        0%
Revenues                                         25%       75%
Direct operating costs                           25%       75%
Intangible drilling costs                         0%      100%
Tangible costs                                   14%       86%
Tax deductions:
    Intangible drilling and development costs     0%      100%
    Depreciation                                 14%       86%
    Depletion allowances                         25%       75%


5. TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas and its affiliates, as provided under the Partnership agreement:

Drilling contracts to drill and complete Partnership wells at a cost of $37.39 per foot on completed wells.

Administrative costs at $75 per well per month.
Administrative costs
totaled $29,101 and $25,912 in 1998 and 1997, respectively.

Well supervision fees initially of $275 per well per month plus the cost of third party materials and services. Well supervision fees totaled $115,015 and $89,434 in 1998 and 1997, respectively.

Reimbursement of gas transportation and marketing charges.


6. PURCHASE COMMITMENT

Subject to certain conditions, investor partners may present their interests beginning in 2000 for purchase by Atlas. Atlas is not obligated to purchase more than 10% of the units in any calendar year.




Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997




7. SUBORDINATION OF MANAGING GENERAL PARTNER'S
REVENUE SHARE

Atlas will subordinate a part of its partnership revenues in an amount up to 10% of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions of approximately $8,000,000, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants (June
1997).

Cash distributions to participants in 1997 for the subordination year ending in 1998 amounted to $600,000, including the subordination of $30,942 of Atlas revenues.

Cash distributions to participants in 1998 for the subordination year ending in 1999 amounted to $785,828. The Managing General
Partner recovered $14,229 of revenues from other partners that had been subordinated in 1997.


8. INDEMNIFICATION

In order to limit the potential liability of the investor general partners, Atlas and Atlas America, Inc., formerly The Atlas Group, Inc. (parent company of Atlas) have agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.


9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS
No. 69, "Disclosures About Oil and Gas Producing Activities".

No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.


Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997



9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(CONTINUED)

(1) CAPITALIZED COSTS

The following table presents the capitalized costs related to natural gas and oil production activities:


                                                 1998              1997
Capitalized costs at December 31:
     Proved properties                       $8,358,997         $8,358,997
     Accumulated depreciation and depletion  (1,766,623)          (946,005)

               Net capitalized costs         $6,592,374         $7,412,992
Costs incurred during the year:
    Development costs                           $  -            $8,358,997

Development costs include costs to gain access to and prepare development well locations for drilling, to drill and equip development wells and to provide facilities to extract, treat, gather and store oil and gas.


(2) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 1998 and 1997:


                                                 1998         1997
Natural gas sales                             $1,028,295     $1,333,121
Production costs                                (154,007)      (151,094)
Depreciation, depletion and amortization        (820,618)      (946,005)
                                               ----------    -----------
Results of operations from
producing activities                          $   53,670       $236,022


Depreciation and depletion of natural gas and oil properties are expensed at unit cost rates calculated annually based on the estimated volume of recoverable gas and the related costs.





Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997


9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(CONTINUED)

(3) RESERVE INFORMATION

The information presented below represents estimates of proved natural gas and oil reserves. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. All reserves are proved developed reserves and are located in Western Pennsylvania.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standarized measures of discounted future net cash flows may not represent the fair market value of the Company's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.


                                             1998               1997
                                         NATURAL GAS        NATURAL GAS
                                             MCF                 MCF
Proved developed reserves:
   Beginning of period                     4,226,617               -
   Production                               (465,941)         (569,305)
   Current additions                               -         4,795,922
   Revisions to previous estimates          (750,543)              -
                                            ---------         ---------
  END OF PERIOD                             3,010,133        4,226,617


(4) STANDARD MEASURE OF DISCOUNTED FUTURE CASH FLOWS

The standardized measure of discounted future net cash flows is information provided for the financial statement user as a common base for comparing oil and gas reserves of enterprises in the industry. The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves. Estimated future cash flows are determined by using the weighted average price received for the month of December 1998 adjusted only for fixed and determinable increases in natural gas prices provided by contractual agreements. The standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1998 and such conditions continually change. Accordingly, such information should not serve as a basis in making any judgement on the potential value of recoverable reserves or in estimating future results of operations.





Atlas-Energy for the Nineties - Public #5 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 1998 and 1997




9. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)
(CONTINUED)

(4) STANDARD MEASURE OF DISCOUNTED FUTURE CASH FLOWS - CONTINUED




                                               1998              1997
Future cash inflows                         $7,022,639      $10,618,200
Future production costs                     (3,229,315)      (4,370,773)
                                            -----------     ------------
     Future net cash flow                    3,793,324        6,247,427
10% annual discount for
estimated timing of cash flows              (1,594,111)      (2,636,329)
     STANDARDIZED MEASURE OF                -----------     ------------
DISCOUNTED FUTURE NET CASH FLOWS            $2,199,213       $3,611,098




Summary of changes in the standardized measure of discounted future net cash flows:



                                             1998                   1997
Sales of gas and oil produced
- net of related costs                    $(874,288)          $(1,156,114)
Discoveries and extensions                     -                4,767,212
Revisions of previous quantity estimates   (543,349)                 -
Accretion of discount                       361,110                  -
Net change in prices and production costs  (272,736)                 -
Other                                       (77,622)                 -
                                           ----------          -----------
          Net (decrease) increase        (1,411,885)            3,611,098
Beginning of period                       3,611,098                  -
                                         ----------            -----------
END OF PERIOD                            $2,199,213            $3,611,098


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
ATLAS-ENERGY FOR THE NINETIES - PUBLIC #5 LTD.
A PENNSYLVANIA LIMITED PARTNERSHIP


We have audited the accompanying balance sheet of Atlas-Energy for The Nineties - Public #5 Ltd., A Pennsylvania Limited Partnership, as of December 31, 1998, and the related statements of operations, changes in partners' capital accounts and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas-Energy for The Nineties - Public #5 Ltd. as of December 31, 1998 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Cleveland, Ohio
March 1, 1999



     EXHIBIT INDEX


Description
Location


4(a)Certificate of Limited Partnership for
Atlas-Energy for the Nineties-Public #5 Ltd.
Previously filed in the Form 10-KSB for the period ending December 31, 1996.

4(b)Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #5 Ltd. dated December 31, 1996
Previously filed in the Form 10-KSB for the period ending December 31, 1996.

10(a)Drilling and Operating Agreement with exhibits
Previously filed in the Form 10-KSB for the period ending December 31, 1996.


SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #5 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
General Partner

By   (Signature and Title):
James R. O'Mara, President, Chief Executive Officer and a Director
Date: April 15, 1999


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):
Charles T. Koval, Chairman of the Board and a Director
Date: April 15, 1999


By  (Signature and Title):
James R. O'Mara, President, Chief Executive Officer and
  a Director
Date: April 15, 1999


By  (Signature and Title):
Bruce M. Wolf, General Counsel, Secretary and a Director
Date: April 15, 1999


By  (Signature and Title):
Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date:  April 15, 1999


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


Atlas-Energy for the Nineties-Public #5 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
General Partner

By   (Signature and Title):     /s/ James R. O'Mara
James R. O'Mara, President, Chief Executive Officer
and a Director
Date:  March ____, 1999


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):     /s/ Charles T. Koval
Charles T. Koval, Chairman of the Board and a Director
Date:  March ____, 1999


By  (Signature and Title):     /s/ James R. O'Mara
James R. O'Mara, President, Chief Executive Officer and
  a Director
Date:  March ____, 1999


By  (Signature and Title):     /s/ Bruce M. Wolf
Bruce M. Wolf, General Counsel, Secretary and a Director
Date:  March ____, 1999


By  (Signature and Title):     /s/ Tony  C. Banks
Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date:  March ____, 1999


     Supplemental information to be Furnished
     With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.


CONSENT OF INDEPENDENT AUDITOR

McLAUGHLIN & COURSON
CERTIFIED PUBLIC ACCOUNTANTS
2002 LAW & FINANCE BUILDING
PITTSBURGH, PA 15219

412/261-0630
FAX 412/261-3582


ATLAS-ENERGY FOR THE NINETIES-PUBLIC 5 LTD.


The firm, as Independent Certified Public Accountants, hereby consents to the use of the audit report dated February 10, 1998, on the balance sheet of Atlas-Energy for the
Nineties-Public #5 Ltd., a Pennsylvania Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners, capital accounts and cash flows for the year then ended, in the U.S. Securities and Exchange Commission Form
10-KSB for the year ended December 31, 1998 and any amendments thereto for Atlas-Energy for the Nineties-Public #5 Ltd.


/s/McLaughlin & Courson
Certified Public Accountants




April 9, 1999
Pittsburgh, Pennsylvania